Form 10-Q
period 2024-06-30
Unite Acquisition 1 Corp.
filed 2024-08-14
CIK 1938571

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 14, 2024

UNITE ACQUISITION 1 CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

ii

Item 1. Financial Statements.

Unite ACQUISITION 1 Corp.

June 30, 2024

Unite ACQUISITION 1 Corp.

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS

Current assets
Cash	$322	$380
Total current assets	322	380

Total assets	$322	$380

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payables	$40,500	$32,000
Accounts payable and accrued expenses	52,917	58
Note payable - stockholder	112,572	81,219
Total current liabilities	205,989	113,277

Total liabilities	205,989	113,277

Commitments and contingencies (Note 3)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of June 30, 2024, and December 31, 2023	500	500
Accumulated deficit	(206,167)	(113,397)

Total stockholder’s deficit	(205,667)	(112,897)

Total liabilities and stockholder’s deficit	$322	$380

The accompanying notes are an integral part of the unaudited condensed financial statements.

 Unite ACQUISITION 1 Corp.

CONDENSED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

General and administrative expenses	35,596	4,250	92,770	8,500

Loss from operations	$(35,596)	$(4,250)	$(92,770)	$(8,500)

Loss per common share - basic and dilutive net loss	$(0.007)	$(0.001)	$(0.019)	$(0.002)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite ACQUISITION 1 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2023	-	$-	5,000,000	$500	$(27,804)	$(27,304)
Net loss	-	-	-	-	(4,250)	(4,250)
Balance, March 31, 2023	-	-	5,000,000	500	(32,054)	(31,554)
Net loss	-	-	-	-	(4,250)	(4,250)
Balance, June 30, 2023	-	$-	5,000,000	$500	$(36,304)	$(35,804)

Balance, January 1, 2024	-	$-	5,000,000	$500	$(113,397)	$(112,897)
Net loss	-	-	-	-	(57,174)	(57,174)
Balance, March 31, 2024	-	-	5,000,000	500	(170,571)	(170,071)
Net loss	-	-	-	-	(35,596)	(35,596)
Balance, June 30, 2024	-	$-	5,000,000	$500	$(206,167)	$(205,667)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite ACQUISITION 1 Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(92,770)	$(8,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	8,500	8,500
Accounts payable and accrued expenses	52,859	-
Net cash used in operating activities	(31,411)	-

Cash flows from financing activities:
Note payable - stockholder	31,353	-
Net cash provided by financing activities	31,353	-

Net decrease in cash and cash equivalents	(58)	-

Cash and cash equivalents, beginning of period	380	500

Cash and cash equivalents, end of period	$322	$500

Supplemental information:
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$31,353	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite ACQUISITION 1 Corp.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

In the opinion of management, the accompanying condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2024, its statements of operations and stockholder’s deficit for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The unaudited condensed financial statements, presented herein, do not contain all of the required disclosures under with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual financial statements and related notes as of and for the period ended December 31, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of June 30, 2024 and December 31, 2023, the Company did not have anti-dilutive securities.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. As of June 30, 2024 and December 31, 2023, the amount due under the note payable was $112,572 and $81,219, respectively. The expenses paid on behalf of the Company for the three and six months ended June 30, 2024 were $31,353. No expenses were paid on behalf of the Company for the three and six months ended June 30, 2023.

Advisory, accounting and administrative service agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounting to $1,250 for the three months ended June 30, 2024 and 2023, which is reflected in related party payable on the condensed balance sheet as of June 30, 2024 and December 31, 2023, amounting to $12,500 and $10,000, respectively. The Company incurred expenses amounting to $2,500 for the six months ended June 30, 2024 and 2023.

The Company also incurred director fees with Nathan Pereira amounting to $3,000 during the three months ended June 30, 2024 and 2023, which is reflected in related party payable on the condensed balance sheet as of June 30, 2024 and December 31, 2023, amounting to $28,000 and $22,000, respectively. The Company incurred director fees with Nathan Pereira amounting to $6,000 during the six months ended June 30, 2024 and 2023.

Note 4. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $92,770 during the six months ended June 30, 2024, has working capital deficit and has an accumulated deficit of $206,167 as of June 30, 2024. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these unaudited condensed financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note. The accompanying unaudited condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Note 6.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 14, 2024, the issuance date of these unaudited condensed financial statements, and has not identified any requiring disclosure except as noted below.

Subsequent to June 30, 2024, the sole stockholder paid certain legal and professional expenses on behalf of the Company resulting in an increase in the note payable - stockholder balance.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2024, the Company had $322 in cash. As of December 31, 2023, the Company had $380 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of June 30, 2024 and as of December 31, 2023, the total amount due under the note was $112,572 and $81,219, respectively.

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

The Company, as of June 30, 2024 and as of December 31, 2023, had $322 and $380 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $153,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $153,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the Company had total assets equal to $322 and $380, respectively, comprised exclusively of cash. The Company’s current liabilities as of June 30, 2024 and December 31, 2023, totaled $205,989 and $113,277, respectively, and was comprised of related party payables, accounts payable and accrued expenses, and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	(31,411)	-
Net cash provided by financing activities	31,353	-
Net decrease in cash and cash equivalents	(58)	-

Issuance of Promissory Note to a Stockholder and Director

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of June 30, 2024 and as of December 31, 2023, the total amount due under the note was $112,572 and $81,219, respectively.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the three and six months ended June 30, 2024. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2024 and 2023, the Company had a net loss of $35,596 and $4,250, respectively, and for the six months ended June 30, 2024 and 2023 the Company had a net loss of $92,770 and $8,500 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

In the next 12 months, we expect to incur expenses equal to approximately $153,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

PART II-OTHER INFORMATION

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

Date: August 14, 2024	Unite Acquisition 1 Corp.

	By:	/s/ Nathan P. Pereira
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