Form 10-K
period 2024-12-31
ADAPTIN BIO, INC.
filed 2025-04-15
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56583

ADAPTIN BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-1566415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3540 Toringdon Way, Suite 200, #250 Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888)-609-1498

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there were no non-affiliate holders of common stock of the registrant.

As of March 31, 2025, 8,401,481 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference

Not applicable.

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K (this “Report”), unless otherwise stated or the context clearly indicates otherwise, the terms “Adaptin,” the “Company,” “we,” “us” and “our” refer to Adaptin Bio, Inc., incorporated in the State of Delaware, and its subsidiaries after giving effect to the Merger (as defined below) and the company name change described herein.

The registrant was incorporated as Unite Acquisition 1 Corp. (“Unite Acquisition”) in the State of Delaware on March 10, 2022. Prior to the Merger (as defined below), the registrant was a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

On February 11, 2025, Unite Acquisition’s wholly owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed in the State of Delaware on January 30, 2025 (“Merger Sub”), merged with and into Adaptin Bio, Inc., a privately held Delaware corporation (“Private Adaptin”) formerly known as Centaur Bio Inc. Pursuant to this transaction (the “Merger”), Private Adaptin was the surviving corporation and became the Company’s wholly-owned subsidiary, and all of the outstanding stock of Private Adaptin was converted into shares of the combined Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, in connection with the Merger, all of Private Adaptin’s outstanding convertible promissory notes converted into shares of Common Stock at $3.30 per share and all of Private Adaptin’s outstanding warrants became exercisable for shares of Common Stock. The Merger is expected to be accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”).

As a result of the Merger, we acquired the business of Private Adaptin and continue its business operations as a public reporting company under the same name, Adaptin Bio, Inc. Concurrent with the consummation of the Merger, Private Adaptin changed its name to “Adaptin Bio Operating Corporation.”

The audited financial statements included herein are those of Unite Acquisition prior to the consummation of the Merger and the name change. Prior to the Merger, Unite Acquisition neither engaged in any operations nor generated any revenue. Until the Merger, based on Unite Acquisition’s business activities, Unite Acquisition was a “shell company” as defined under the Exchange Act.

The audited consolidated financial statements of Private Adaptin prior to the close of the Merger for the years ended December 31, 2024 and 2023, which is considered the Company’s accounting predecessor, are included in our Amendment No. 1 on Form 8-K/A filed with the SEC on April 15, 2025.

Unless otherwise provided below, this Report principally describes the business and operations of the Company following the Merger, other than the audited financial statements included herein and related Management’s Discussion and Analysis of Financial Condition and Results of Operations of Unite Acquisition prior to the Merger.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	our ability to raise additional money to fund our operations for at least the next twelve months as a going concern;

●	our ability to develop our current and any future product candidates;

●	our ability to receive marketing approval from the U.S. Food and Drug Administration (“FDA”) for our product candidates;

●	our ability to maintain our license rights to our intellectual property and to adequately protect or enforce our intellectual property rights;

●	our reliance on third parties to supply drug substance and drug product for our clinical trials and preclinical studies, and produce commercial supplies of product candidates;

●	our ability to market and commercialize our products, if approved;

●	our product candidates’ ability to achieve market acceptance, if approved;

●	developments and projections relating to our competitors and our industry;

●	our ability to adequately control the costs associated with our operations;

●	our dependence on third-party reimbursement for commercial viability;

●	the impact of current and future laws and regulations, especially those related to drug development and drug pricing controls;

●	potential cybersecurity risks to our operational systems, infrastructure, and integrated software by us or third-party vendors; and

●	the development of a market for our Common Stock.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

iii

PART I

ITEM 1. BUSINESS.

Our Company

The Company is a Delaware corporation initially formed in March 2022 as Unite Acquisition 1 Corp. Effective February 11, 2025, Unite Acquisition’s wholly-owned subsidiary, Merger Sub, merged with and into Private Adaptin, a Delaware corporation. Private Adaptin was the surviving corporation in the Merger and became Unite Acquisition’s wholly-owned subsidiary, renamed as Adaptin Operating Co. At the same time, Unite Acquisition changed its name to Adaptin Bio, Inc.

The Company’s website address is www.adaptinbio.com and we can be contacted at info@adaptinbio.com. Information contained on, or that can be accessed through, our website is not a part of this Report.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an emerging growth company will end upon the earlier of: (a) the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement; (b) the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenues; (c) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; and (d) the date on which we have issued, in any three-year period, more than $1 billion in non-convertible debt securities.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting Common Stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100 million during the most recently completed fiscal year and our voting and non-voting Common Stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Business Overview

Adaptin is a biopharmaceutical company pioneering a transformational approach to enhance the transfer of therapeutics into the brain, facilitating the treatment of brain cancers and other unmet medical conditions. The Company’s proprietary technology harnesses the human immune system’s ability to target, recognize, destroy or deliver therapeutics to specific cells, including cancer cells. Our mission is to be the global leader and pioneer of this new treatment paradigm, integrating recombinant technology, gene therapy and cell therapy to address the challenges of targeting and delivering effective therapies, including to the brain for cancer and other central nervous system (“CNS”) indications.

The cause(s), or etiology, of many diseases can be addressed in part through manipulation of engineered cells. We view targeted manipulation of the human immune system, together with recombinant technology and/or gene therapy, as a therapeutically disruptive transformation in the way we treat brain and other diseases. Our lead product candidate has been recently accepted under an investigator-led IND to begin first-in-human studies in brain cancer. Assuming success of those studies, our experienced group of scientists and business leaders intend to develop our proprietary in vivo and ex vivo technology platforms to revolutionize treatment across a broad array of other therapeutic areas with unmet treatment needs, including CNS disorders, autoimmune disease and cardiovascular diseases, among others. Pursuing other therapeutic areas will likely require us to either raise a significant amount of additional capital or to engage in strategic transactions such as spin-offs or out-licenses.  Our goal is to complete preclinical studies on additional product candidates and file multiple investigational new drug applications (each, an “IND”) in 2026, if not earlier.

Adaptin’s novel technology was originally developed by researchers in the Department of Neurosurgery at Duke University, led by Dr. John H. Sampson, the prior Robert H. and Gloria Wilkins Distinguished Professor and Chair of the Department of Neurosurgery and currently the Dean and Vice Chancellor at the University of Colorado School of Medicine. The group recognized that adoptive transfer of specifically activated functional human immune cells significantly increases the “hitchhiking” and intracerebral accumulation of macromolecules that are bound to their surface. While circulating naïve T cells do not typically penetrate the CNS, activated T cells are known to traffic frequently past the blood brain barrier (“BBB”) and perform routine immune surveillance in the CNS. Adaptin and its collaborators at Duke University are taking advantage of this CNS trafficking to enhance the localization of macromolecules and other agents to the CNS for cancer and other CNS disorders.

Adaptin is closely working with researchers at Duke University to translate preclinical proof of concept data of its first proprietary platform technology called BRiTE (Brain Bispecific T-cell Engager) into human clinical trials. BRiTE focuses on the transport of difficult to deliver T cell targeting agents to tumor tissue, including in the immunoprivileged brain and overcoming the challenges with other immunotherapeutic approaches. BRiTE is a translatable method to specifically target malignant glioma using a tumor-specific, fully human bispecific antibody that redirects patients’ own T cells to recognize and destroy tumor cells.

The first application of Adaptin’s technology is APTN-101, a proprietary epidermal growth factor receptor variant III, or EGFRVIII, BRiTE in order to eliminate malignant glioma tumors in a variety of aggressive preclinical tumor models where the tumor is implanted behind the BBB in the CNS (i.e., orthotopic). We designed APTN-101 to specifically redirect T cells against tumors expressing a well-characterized, mutated form of epidermal growth factor receptors (“EGFRs”) known as EGFRVIII, on a number of tumor types, including glioblastoma, breast and lung cancer. Because EGFRVIII is exclusively expressed on tumor cells, but not normal healthy cells, we believe it represents an ideal target for immunotherapy. We have made significant progress towards first-in-human clinical studies, including:

●	A pre-IND meeting with the FDA outlining a clear path to filing an IND;

●	Completion of single-dose IND-enabling preclinical studies;

●	Submission in April 2023 of an IND for an investigator-initiated, single-dose clinical trial, and its acceptance in May 2023 by the FDA; and

●	Manufacturing of APTN-101 in more than sufficient quantities for Phase 1 trials.

We also expect to expand our proprietary platform to other targets and indications. The Company is exploring several external opportunities to continue to advance and expand the product pipeline.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the transfer of drugs across barriers and to targeted tissues, including the brain and CNS, to transform current treatment paradigms for patients and address unmet medical needs. The critical components of our strategy are as follows:

●	Advance the development of APTN-101 for the treatment of glioblastoma. The FDA’s acceptance in May 2023 of the IND for APTN-101 for the treatment of glioblastoma sets the stage for first-in-human clinical trials.

●	Advance preclinical development of APTN-101 to support one or more additional INDs for additional kinds of cancer. We have designed APTN-101 to incorporate EGFRvIII, which is expressed on a number of tumor types, including breast and lung cancer (with or without brain metastases), so we are considering pre-clinical work to support INDs for these indications to be filed in 2026, if not earlier.

●	Design and advance other early-stage drug product candidates for undisclosed rare and unmet needs. Because our proprietary technology enables drugs to cross barriers and target tissues, including the brain, we believe it has numerous potential applications in areas of unmet medical need. We are evaluating which of those indications would be most strategic to pursue in the near-term, and plan to initiate one or more preclinical studies in 2025 to support the filing of future INDs.

●	Acquire, in-license or develop complementary delivery technologies that will allow us to produce BRiTE compounds or manipulate and activate immune cells in vivo. We continually evaluate technologies that will further enhance therapeutic effect, improve safety and manufacturability, or reduce costs of our products.

●	Acquire targeted clinical compounds for conditions with unmet needs where our technology could be transformative. We continually evaluate development and in-licensing opportunities and may acquire clinical compounds for conditions with unmet medical needs where our technology’s ability to cross barriers and target specific tissues, including the brain, could be transformative of the treatment paradigm.

●	Pursue a capital-efficient commercialization strategy. For products with smaller and/or orphan patient populations, our plan is to build an infrastructure to commercialize our drug products within the United Sates. Drawing upon our experience in commercializing specialty pharmaceutical products, we aim to build a specialized yet efficient infrastructure that will support the entire commercialization continuum, including stakeholder education, treatment decision and initiation, and product access throughout the patient journey. In addition, we plan to seek established companies to commercialize our drug products for larger addressable markets and outside of the United States.

●	Leverage, protect and enhance our intellectual property portfolio and secure patents for additional products and indications. We intend to expand our intellectual property, grounded in securing composition of matter and method of use patents for new products and indications. We plan to enhance the intellectual property portfolio further through learnings from ongoing preclinical studies, clinical trials and manufacturing processes.

●	Outsource capital-intensive operations. We plan to continue to outsource capital-intensive operations, including most clinical development and all manufacturing operations of our product candidates, and to facilitate the rapid development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

Glioblastoma

Background

Glioblastoma multiforme (“GBM”), the highest grade (World Health Organization (“WHO”) grade IV) astrocytoma, is the most common and malignant brain tumor, accounting for about 50% of all gliomas and 12%-15% of all brain tumors. GBM tumor cells, which arise from stem cells or immature astrocytes due to genetic abnormalities, grow rapidly and disseminate in the brain. In addition, GBM cells can invade the intracranial blood vessels to areas away from the tumor core.

Although glioblastoma can happen anywhere in the brain, it usually forms in the frontal lobe and the temporal lobe. Glioblastoma rarely occurs in the brain stem or spinal cord. As glioblastoma grows, it spreads into the surrounding brain. This makes it difficult to remove the entire tumor with surgery. Although radiation therapy and chemotherapy can reach the tumors, glioblastoma cells can survive and regrow. Glioblastoma is very challenging to treat due to tumor-specific features, such as its rapid growth rate, the poor function of the immune system cells within the tumor, and inherent resistance of the tumor cells to many types of treatments.

There is no direct risk factor associated with most cases of glioblastoma. Certain rare genetic diseases, such as Li-Fraumeni and Lynch syndrome, are associated with gliomas. However, these affect only a small portion of patients with glioblastoma. Besides genetic syndromes, the only well-established risk factor is prior exposure to ionizing radiation that is used to treat certain head and neck cancers.

Brain tumor symptoms vary and depend on the tumor location. The most common glioblastoma symptoms are headaches, seizures, and progressively worsening numbness or weakness. Headaches with red flag symptoms warrant a trip to the doctor for a neurologic evaluation. Red flag symptoms include waking up due to pain, worsening pain on changing position, and continuous pain not relieved with over-the-counter headache medications.

Neurologic imaging with an MRI of the brain is often the first step in diagnosis. Brain imaging showing contrast-enhancing masses can be suggestive of glioblastoma. Most cases can be definitively diagnosed after surgery through histological testing. This takes place when a neuropathologist examines tissue or cells under a microscope to help confirm a glioblastoma diagnosis.

Incidence and Mortality

In the United States, the average annual age-adjusted incidence of glioblastoma is 3.2 per 100,000 population (or about 12,000 patients annually) with an average age of 64 at diagnosis. Glioblastoma is 1.6 times more common in males compared with females and 2.0 times higher in Caucasians compared to African Americans, with lower incidence in Asians and American Indians. Globally, glioblastoma incidence is highest in North America, Australia, and Northern and Western Europe. Veterans who served in Iraq or Afghanistan are 26% more likely to develop glioblastoma, according to the U.S. Department of Veterans Affairs and National Institutes of Health data, likely due to environmental exposures. Malignant primary brain tumors are the most frequent cause of cancer death in children, are more common than Hodgkin lymphoma, ovarian and testicular cancer and are responsible for more deaths than malignant melanoma.

Overall, the one-year relative survival rate is about 40% for patients diagnosed in the United States. The five-year survival rate is only about 5%. Treatment outcome remains poor, with a median survival rate of about 15 months.

Current Treatment/Management

A patient’s care team will take into account age, functional status, medical history and medication tolerability when planning the best treatment. For most newly diagnosed patients, the standard approach utilizes what is known as the Stupp protocol. Treatment is comprised of maximal surgical resection, which allows for accurate histological diagnosis, tumor genotyping, and a reduction in tumor volume, followed by 6 weeks of radiotherapy and concomitant daily temozolomide and a further 6 cycles of maintenance temozolomide. In patients with minimal functional impairment, the median overall survival (“OS”) is 15 months for radiotherapy plus temozolomide versus 12 months for radiotherapy alone.

Treatment options in the relapsed or recurrent setting are less well defined, with no established standard of care and little evidence for any interventions that prolong OS. Indeed, a significant proportion of patients may not even be eligible for second-line therapy. Options include further surgical resection, reirradiation, systemic therapies such as carmustine or bevacizumab, combined approaches, or supportive care alone.

Patients may also be treated with tumor treatment fields. This is a portable device placed on the scalp that uses mild electrical fields to try to interrupt cancer cell growth.

Standard-of-care treatments fail to specifically eliminate tumor cells and are limited by incapacitating damage to surrounding normal brain and systemic tissues leading to lymphopenia and many other detrimental side effects. All of this demonstrates that a more targeted immunotherapeutic approach is needed. Over the last decade, emerging immunotherapies (such as monoclonal antibodies, oncolytic virus therapy, adoptive cell therapy, and cellular vaccines therapy) aimed at improving specific immune response against tumor cells have brought a glimmer of hope to patients with GBM. Adoptive cell therapy, including tumor-infiltrate lymphocytes (“TILs”) transfer and genetically engineered T cells transfer, is one of the most significant breakthroughs in the field of immune-oncology. Chimeric antigen receptor (“CAR”) engineered autologous T cells have produced sustained remissions in refractory lymphomas, but this approach needs further study in the treatment of solid tumors. While there is significant potential with targeted immunotherapy in GBM, significant challenges remain, including primarily the difficulty of crossing the BBB.

Bi-Specific Antibodies

The concept of bispecific antibodies was first introduced in 1980s as a method to target multiple antigens by a single antibody. The recombinant bispecific antibodies are classified into two types. The first are antibodies containing the crystallizable region (i.e., Fc-containing antibodies) and the second are antibody derivatives without Fc regions. The Fc region is the tail region of an antibody that interacts with cell surface receptors called Fc receptors and some proteins of the complement system. The mechanism of action of bispecific antibodies includes binding to the tumor cells on one side through the Fab (antigen-binding region) portion of the antibody against the tumor-specific antigen (such as CD19, HER2, EGFR, or GD2) and to the immune effector cells such as T cells and NK cells, which leads to activation of those immune effector cells and Fc-receptor bearing phagocytic cells such as monocytes/macrophages that can also mediate direct lysis of the tumor cells.

Bispecific antibodies termed bispecific T cell engagers (“BiTEs”) are monomeric proteins consisting of two antibody-derived single-chain variable fragments (“scFvs”) translated in tandem. These constructs possess one effector-binding arm specific for the epsilon subunit of T-cell CD3 and an opposing target-binding arm directed against an antigen that is expressed on the surface of tumor cells (e.g., EGFRvIII).

We believe EGFRvIII is an attractive target tumor specific antigen, in part because it is specific to cancer cells and is not expressed in non-tumor tissue. Importantly, antibodies directed against EGFRvIII are entirely tumor-specific and do not cross react with the wild-type receptor located on healthy cells. Therefore, by retargeting T cells against the tumor-specific EGFRvIII antigen, we believe we can avoid killing healthy tissue and the related adverse effects. EGFRs are involved in deregulated cancer signaling pathways, leading to atypical proliferation and growth of tumor cells. EGFRvIII is the most common variant not presented in a major histocompatibility complex (“MHC”) -dependent manner and is seen in approximately 31 to 50% of patients with GBM and in a broad array of other cancers including breast and lung carcinoma. Lung and breast carcinoma are the two main types of cancer that lead to secondary brain tumors (i.e., brain metastases) in about 25% of these patients. Among patients with EGFRvIII-positive GBM, 37 to 86% of tumor cells express the mutated receptor, indicating that the mutation is translated with significant consistency.

Among patients with GBM, expression of EGFRvIII is an independent, negative prognostic indicator. EGFRvIII also enhances the growth of neighboring EGFRvIII-negative tumor cells via cytokine-mediated paracrine signaling and by transferring a functionally active oncogenic receptor to EGFRvIII-negative cells through the release of lipid-raft related microvesicles. Recent research has also found that EGFRvIII is expressed in glioma stem cells, an important consideration given the paradigm that tumor stem cells represent a subpopulation of cells that give rise to all differentiated tumor cells. Altogether, the specificity, high frequency of surface expression and oncogenicity of the EGFRvIII mutation make it an ideal target for antibody-based immunotherapy.

The divalent structure of BiTEs brings T cells into close proximity to the tumor cell, creating a synapse. Following BiTE-mediated synapse formation, T cells proliferate, secrete pro-inflammatory cytokines and express surface activation markers. Following BiTE-mediated synapse formation, T cells release perforin and granzyme proteases that kill tumor cells. BiTEs are capable of mediating serial rounds of killing and can trigger specific tumor cell killing from naïve T cells at exceedingly low concentrations and effector-to-target ratios.

It is well established that certain gliomas, such as glioblastoma, are uniquely shielded from the immune system due to its location within the CNS. While this privilege is not absolute, a significant proportion of tumors have been noted to be devoid of any TILs that can be redirected by bispecific T-cell engagers. In those tumors that do demonstrate invasion by TILs, they are often induced to be dysfunctional and anergic by the suppressive tumor microenvironment. Increased numbers of intratumoral CD8+ cytotoxic T lymphocytes (“CTLs”) have been associated with favorable outcomes in patients with glioblastoma.

Concomitant administration of stimulated CTLs may therefore synergistically enhance the efficacy of this treatment. The migration of T-cell engagers across the BBB may also be facilitated by activated T cells which adhere to the brain microvascular endothelium and subsequently cross by diapedesis. Concurrent administration of activated functional T cells could therefore enhance the trafficking of bispecific T-cell engagers and other therapeutics into the intracranial compartment, increasing their density at the tumor site and thus the therapeutic effect.

Additionally, target cell killing with BiTE occurs in the absence of regular MHC peptide antigen recognition and costimulation and is therefore resistant to certain immune escape mechanisms affecting antigen presentation and those affecting generation of tumor-specific T cell clones. Because the CD3ε target of BiTE antibody construct is the same in CD8+ and CD4+ T cells of any phenotype, they are all engaged, leading to a polyclonal T cell activation, expansion and broad tumor cell killing.

Bispecific T-cell engagers offer immunotherapy in a manufacturing format which is both scalable and standardizable. In contrast to CAR T cells, T-cell engagers do not require initial lymphodepletion. Ex vivo manipulation of autologous cells has significant limitations, including the need for a centralized manufacturing infrastructure with extensively trained laboratory personnel to genetically modify each patient’s own T cells, use viral transduction which poses uncertain risks, are limited to the initial subset of T cells manipulated and infused, and still face uncertainty as to the optimal T cell phenotype to infuse.

Our Product Pipeline

APTN-101

We have recently reported the development of our first novel T cell engaging molecule, known as APTN-101, using our BRiTE technology. BRiTE focuses on the transport of difficult to deliver T cell targeting agents across the BBB allowing access to the immunoprivileged brain and overcoming the challenges with other immunotherapeutic approaches. This is accomplished by sequentially or simultaneously administering both BRiTE and specifically activated T cells by adoptive transfer. APTN-101 was designed to specifically redirect T cells against tumors expressing a well-characterized, mutated form of the EGFR, EGFRvIII, on a number of tumor types, including GBM. Because EGFRvIII is exclusively expressed on tumor cells, but not normal healthy cells, it represents an ideal target for immunotherapy.

APTN-101 (EGFRvIII x CD3 BRiTE) successfully activates human T cells against EGFRvIII expressing target cells, in the absence of any additional immunostimulatory signal, resulting in the secretion of Th-1-associated cytokines and tumor-cell killing. APTN-101 is similarly effective in vivo. Intravenous administration of APTN-101 induced consistent antitumor responses in mice bearing established, late-stage, aggressive, intracerebral patient-derived gliomas, rapidly achieving complete remission rates as high as 75% in the absence of apparent toxicity. Given the exquisite tumor-specificity of APTN-101, it represents a critical conceptual advance in safety contrary to target antigens having a promiscuous expression pattern.

The concept of BRiTE is the combination of novel T cell targeting agents with specifically activated polyclonal T cells. In order to exert antineoplastic affects against brain tumors, both the T cell targeting agent and T cells need to efficiently access areas that have long been considered as immunoprivileged. While circulating naïve T cells do not typically penetrate the CNS, activated T cells are known to cross the BBB to perform routine immunosurveillance of the central nervous system (Figure 1).

Figure 1- The process of T cells crossing the inflamed BBB is coordinating and sequential. Briefly, activated T cells initially arresting on the endothelium is mediated by the lymphocyte-associated antigen-1 (“LFA- 1”) and α4β1-integrin expressed on the T cells, respectively binding to the intracellular cell adhesion molecule 1 (“ICAM1”) and adhesion molecules vascular cell adhesion molecule 1 (“VCAM1”) on brain endothelial cells. Subsequently, the T cell crawling and polarization exclusively involve LFA-1 and ICAM1/2 interactions. After arriving at sites where are rich in the laminin isoform α4 but not laminin β5, the T cells use α6β1-integrin to traverse the endothelial basement membrane.

Upon intravenous administration, the T cell targeting agent (i.e., EGFRviii x CD3) binds to circulating T cells via its CD3 receptor and carries or “hitchhikes” the agent to tumors located behind the BBB. Studies in aggressive orthotopic GBM models have revealed that adoptive transfer of activated T cells significantly increases the biodistribution of intravenously administered EGFRvIII x CD3 BRiTE to orthotopic glioma (Figure 2).

Figure 2- Mass spectroscopy demonstrates that pre-administration (four days) of ex vivo activated T cells increases the biodistribution of intravenously administered EGFRvIII x CD3 to the brain parenchyma.

BRiTE circumvents ordinary clonotypic T-cell specificity, potentially allowing any T-cell, regardless of endogenous specificity or phenotype, to exert an anti-neoplastic effect. In vivo experiments show that BRiTEs can reactivate potentially unresponsive, anergic T cells, such as those frequently encountered among TIL populations thereby enhancing the spread of T cells reactive towards other antigens (epitope spreading). Proximal contact between T cells and tumor cells could directly reactivate tumor infiltrating lymphocytes specific for cancer antigens other than directed by BRiTE, without cross-presentation. The EGFRvIII x CD3 BRiTE molecule has the potential to directly activate and expand pre-existing T cells among a polyclonal population that are specific for tumor antigens other than EGFRvIII. Indeed, others have discovered that by re-activating pre-existing T cell clones using a CD3 binding bispecific antibody specific for Wilms’ tumor protein (WT1) it is possible to induce effective and persistent epitope spreading responses to multiple antigens. If the clinical utility of this mechanism of epitope spreading is confirmed, this could provide an exciting mechanism to combat tumor heterogeneity.

Importantly, our data suggest that once APTN-101 reaches the brain, it can activate even suppressive Tregs to kill glioblastoma tumor cells by redirecting their natural granzyme-mediated cytotoxic potential and enhance a cytotoxic immune response. These findings not only highlight a new mechanism by which BRiTEs may circumvent certain aspects of Treg mediated suppression, but also have broader implications with regard to the natural functional role of activated, tumor infiltrating Tregs that ordinarily suppress and kill cytotoxic T lymphocytes in the tumor microenvironment.

By tethering cytotoxic effectors to target cells without the need for antigen presentation via the MHC, BRiTEs can furthermore overcome tumor immune escape mechanisms, such as the downregulation of MHC.

In addition to enhancing the biodistribution of EGFRvIII x CD3 BRiTE to the brain, the activated polyclonal T cells (compared to the addition of no activated polyclonal T cells or naïve polyclonal T cells) have the potential to restore effector T cells function at intracerebral sites (Figure 3) leading to cures in greater than 75% of animals.

 Figure 3- IV administration of activated T cells enhances hEGFRvIII-CD3 bi-scFv efficacy against syngeneic, highly-invasive, orthotopic glioma (right panel) compared to IV administration of naïve T cells when combined with hEGFRvIII-CD3 bi-scFv (left panel). The highly invasive murine glioma CT-2A-EGFRvIII was implanted orthotopically in human CD3 transgenic mice (females, 8-10 weeks old, n=10 per group).

Next, we hypothesized that the increase in efficacy observed with the pre-administration of activated polyclonal T cells would be abrogated if those T cells were to be blocked from entering the CNS parenchyma. Natalizumab, a clinically approved drug for the treatment of multiple sclerosis, functions by binding to polyclonal T cells and preventing their association with receptors involved in the process of extravasation. Remarkably, in cohorts of mice receiving adoptive transfer of activated polyclonal T cells along with treatment with the extravasation blocking molecule natalizumab, efficacy was decreased to levels observed in cohorts that did not receive adoptive transfer of activated polyclonal T cells (Figure 4).

Figure 4- Blocking T cell extravasation with Natalizumab (αVLA-4) abrogates the observed increase in efficacy with adoptive cell transfer (n=8 per group). Natalizumab is a clinically approved drug for the treatment of multiple sclerosis that functions by blocking T cell extravasation.

We have also demonstrated an effective “antidote” for any potential toxicity that may result from administration of the EGFRvIII x CD3 BRiTE in a clinical setting. By administering a short peptide that spans the EGFRvIII mutation (PEPvIII), we have effectively blocked bispecific antibody function both in vitro and in vivo, providing a tool highly likely to aid in safe clinical administration of any EGFRvIII targeted bispecific antibody.

The above data demonstrates that BRiTE technology has the ability to transport difficult to deliver agents, including T cell targeting agents, across the BBB and demonstrate superior antineoplastic activity in aggressive orthotopic models of GBM while having an acceptable safety profile. This newly uncovered hitchhiking mechanism of drug delivery to the CNS provides an important tool to enhance the immunotherapy of brain tumors and has potentially far-reaching consequences for the treatment of other CNS disorders, such as Alzheimer’s or Parkinson’s disease, where issues regarding drug delivery to the CNS are relevant.

In summary, the results of preclinical studies demonstrate that the EGFRvIII targeting BRiTE may provide a safe, highly effective therapeutic option for GBM patients. Future studies will determine whether these results can be recapitulated in the clinical setting and whether BRiTEs favorably interact with other therapies that are currently employed as a standard-of-care for GBM patients.

APTN-101 Clinical Studies

The proposed Phase 1 study will evaluate a novel hEGFRvIII-CD3-biscFv Bispecific T cell engager (BRiTE) in patients diagnosed with pathologically documented supratentorial WHO grade IV malignant glioma with an EGFR mutation (either newly diagnosed or at first progression/recurrence) at the Preston Robert Tisch Brain Tumor Center at Duke University.

The primary objective of this Phase 1 study is to determine the safety and tolerability of BRiTE and recommend Phase 2 dose of BRiTE injected with and without activated polyclonal T-cells in among a patient population that includes newly diagnosed patients after completion of standard of care therapy consisting of radiation and adjuvant temozolomide, and patients at first progression (defined as progression during or after standard of care radiation and adjuvant temozolomide).

Another secondary objective is to describe the PK in subjects treated with BRiTE. A population PK analysis will be performed to characterize the PK of BRiTE using the software Nonlinear Mixed Effects Modeling (NONMEM, version 7.2). Different structural PK models (e.g., 1 and 2 compartment) with linear or non-linear (e.g., Michaelis-Menten) kinetics will be fitted to the plasma concentration-time data of BRiTE.

Exploratory objectives include an evaluation of the pharmacodynamics effect of BRiTE, an evaluation of the formation and incidence of anti-BRiTE antibodies, and a description of overall survival and progression-free survival.

Our Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including our product candidates and our processes. We seek patent protection in the United States and internationally for our product candidates, their methods of use and processes of manufacture, and any other technology to which we have rights, as appropriate. Additionally, we have licensed the rights to intellectual property related to certain of our product candidates, including patents and patent applications that cover the products or their methods of use or processes of manufacture. The terms of the licenses are described below under the heading “License Agreement.” We also rely on trade secrets that may be important to the development of our business.

We hold a world-wide exclusive license to three issued or allowed United States patents and one pending PTC patent application covering the enhanced delivery of drugs and other compounds to the brain and other tissues. The patents and patent applications that we licensed provide patent terms or anticipated patent terms ranging from 2031 to 2039 without patent term extensions.

Our success will in part depend on the ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know-how related to our business, the validity and enforceability of our patents, the continued confidentiality of our trade secrets, and our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology and products.

License Agreement

Patent License Agreement with Duke University

Effective January 11, 2023, Private Adaptin entered into a patent license agreement (the “Duke License”) with Duke University, a nonprofit educational and research institution organized under the laws of North Carolina (“Duke University”), whereby Duke University granted Private Adaptin an exclusive license with a right to grant sublicenses to “BISPECIFIC EGFRvIII ANTIBODY ENGAGING MOLECULES,” “HUMAN BISPECIFIC EGFRvIII ANTIBODY AND CD3 ENGAGING MOLECULES,” “CERTAIN IMPROVED HUMAN BISPECIFIC EGFRvIII ANTIBODY ENGAGING MOLECULES” and “ENHANCED DELIVERY OF DRUGS AND OTHER COMPOUNDS TO THE BRAIN AND OTHER TISSUES” (together, the “precision medicine technology”). With this technology, which the Company assumed pursuant to the Merger, we intend to develop our BRiTE Platform, a combination of an immune cell engager with activated functional T-cells, which focuses on transporting difficult to deliver agents across the blood brain barrier, allowing access to the immunoprivileged central nervous system. Under the Duke License, we are required to use commercially reasonable efforts to obtain and retain the relevant governmental approvals and to commercialize the precision medicine technology. We must also use reasonable efforts to reach certain commercialization and research and development milestones as outlined in the Duke License.

On August 8, 2024, Private Adaptin entered into a Sponsored Research Agreement (the “SRA”), which the Company assumed pursuant to the Merger, whereby Duke University agreed to perform research exploring the administration methods of our BRiTE Platform for a fixed fee. The Duke License has been amended (the “First Amendment”) such that the Company has the option to add any invention conceived as a result of the performance under the SRA to the license.

As part of the consideration for the license, Private Adaptin issued Duke University shares, representing 5% of its issued and outstanding common stock on a fully diluted basis. Following the Merger, Duke University holds 2.0% of the combined Company. We also agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of a Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. Under the terms of the Duke License, we must pay running royalties equal to low- to mid-single digit percentages of annual net sales, depending on the level of sales by us, our sublicensees and affiliates in that year, and subject to downward adjustment to low single digit percentages of our net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established. We also must pay Duke University low to mid-double-digit percentages of any sublicensing fees as set forth in the Duke License. We will be responsible for all patent expenses incurred by Duke University and must reimburse Duke University for previous patent expenses incurred by Duke University for filing and prosecution of the patent rights.

The term of the Duke License will extend until the expiration of the last to expire patent rights, subject to early termination as set forth in the Duke License. The foregoing descriptions of the Duke License, First Amendment and SRA do not purport to be complete and are qualified in their entirety by the terms and conditions of the Duke License, First Amendment and SRA, forms of which are attached hereto as Exhibits 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates, and for pre-clinical and clinical studies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial-scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (“CMOs”) eliminates the need to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing CMOs.

We have produced the EGFRvIII x CD3 BRiTE in a fashion suitable for clinical translational and compatible with clinical biologic manufacturing infrastructure. This has included generating and certifying a Master Cell Bank and developing a scalable expression and tag-free purification and formulation process suitable for clinical translation. On the basis of our data and development work, we have had a CMO produce clinical-grade EGFRvIII x CD3 BRiTE suitable for clinical study.

As we further develop our product candidates, we expect to consider secondary or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demand but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a “fee for services” basis based on our current development plans. We plan to identify CMOs and enter into longer-term contracts or commitments if and as we move our product candidates into Phase 3 clinical trials.

We believe alternate sources of manufacturing will be available to satisfy our clinical and potential future commercial requirements; however, we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost-effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of the vendors we use are required to conduct their operations under current Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals.

Competition

The pharmaceutical industry is highly competitive and characterized by intense and rapidly changing competition to develop new technologies and proprietary products, particularly in some of the areas of high unmet medical need that we are targeting. Our potential competitors include both major and specialty pharmaceutical and biotechnology companies worldwide, many of which have far greater resources and access to capital than we do. In particular, Affimed N.V. and NexImmune, Inc. are studying the combination of immune cell engagers with T or NK cells using a different bispecific immune cell engager, and Amgen Inc. and Genentech, Inc. (a wholly owned subsidiary of Roche Holding AG) have programs using a form of EGFRvIII x CD3 bispecific T cell engager (although neither are using them in combination with activated T cells). Our success will be based in part on our ability to identify, develop, and manage a portfolio of safe and effective product candidates that address the unmet needs of patients before our competitors.

Government Regulations

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs, such as those we are developing. Along with our third-party contractors, we will be required to navigate the various preclinical, clinical, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

FDA Regulation of Drugs

Before any of our drug product candidates may be marketed in the United States, they must be approved by the FDA. The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent institutional review board (“IRB”) or ethics committee for each clinical site before a clinical trial can begin;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended purpose;

●	preparation of and submission to the FDA of a New Drug Application (“NDA”) after completion of all required clinical trials;

●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;

●	satisfactory completion of an FDA Advisory Committee review, if required by the FDA;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods, and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices; and

●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

The testing and approval processes require substantial time, effort, and financial resources and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional testing, information, and/or post-marketing testing and surveillance to monitor safety or efficacy of a product candidate.

If regulatory approval of a product candidate is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

FDA Programs for Expedited Review and Increased Exclusivity

A sponsor may seek approval of a product candidate under Fast Track and Breakthrough Therapy programs designed to accelerate the FDA’s review and approval of new drug candidates that meet certain criteria, and/or to receive increased exclusivity under the orphan drug program. We intend to pursue these programs where our product candidates qualify.

Fast Track. A new drug candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening condition, fill an unmet medical need, and demonstrate a significant improvement in the safety or effectiveness in the treatment of that condition.

A drug that receives Fast Track designation is eligible for the following:

●	more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;

●	more frequent written correspondence from FDA about the design of clinical trials;

●	priority review to shorten the FDA review process for a new drug from ten months to six months; and

●	rolling review, which means we can submit completed sections of its NDA for review by FDA, rather than waiting until every section of the application is completed before the entire application can be reviewed.

Under the accelerated approval program, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Fast Track designation and priority review do not change the standards for approval but may expedite the development or approval process.

Breakthrough Therapy. A new drug candidate is eligible for Breakthrough Therapy designation if it is intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints.

A drug that receives Breakthrough Therapy designation is eligible for the following:

●	All Fast Track designation features;

●	Intensive guidance from the FDA on an efficient drug development program, beginning as early as Phase 1; and

●	FDA organizational commitment involving senior managers.

Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

As in the United States, designation as an orphan drug for the treatment of a specific indication in the European Union must be made before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The inability to obtain or failure to maintain adequate product exclusivity for our product candidates could have a material adverse effect on our business prospects, results of operations and financial condition.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, clinical research, and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services (“CMS”), the U.S. Department of Health and Human Services (“DHHS”) Office of Inspector General, and other divisions of DHHS, and state and local governments.

Our business and our relationships with customers, physicians, and third-party payors are and will continue to be subject, directly and indirectly, to federal and state healthcare fraud and abuse laws and regulations. These laws also apply to the physicians and third-party payors who will play a primary role in the recommendation and prescription of our product candidates, if they become commercially available products. These laws may constrain the business or financial arrangements and relationships through which we might market, sell and distribute our products and will impact, among other things, any proposed sales, marketing and educational programs. There are also laws, regulations and requirements applicable to the award and performance of federal grants and contracts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to them, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, disgorgement, the reimbursement of overpayments, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, contractual damages, reputational harm, and diminished profits and earnings-any of which could adversely affect our ability to operate our business and our financial results.

Restrictions under applicable federal and state healthcare related laws and regulations include but are not limited to the following:

●	the federal Anti-Kickback Statute;

●	the civil federal False Claims Act;

●	the criminal federal False Claims Act;

●	the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations (collectively, “HIPAA”);

●	the civil monetary penalties statute;

●	federal transparency laws, including the federal Physician Sunshine Act (“PSA”); and

●	analogous or similar state, federal, and foreign laws, regulations, and requirements.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws, regulations, or other requirements that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, restitution exclusion from government funded healthcare programs, corporate integrity agreements, deferred prosecution agreements, debarment from government contracts and grants and refusal of future orders under existing contracts, contractual damages, the curtailment or restructuring of our operations and other consequences. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, availability of any federal grant funds which we may receive or for which we may apply is subject to federal appropriations law. Such grant funding may also be withdrawn or denied due to a violation of the above laws and/or for other reasons.

Coverage and Reimbursement; Healthcare Reform

Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payers. Third-party payers include state and federal government health care programs, managed care providers, private health insurers, and other organizations. Although we currently believe that third-party payers will provide coverage and reimbursement for our product candidates, if approved, we cannot be certain of this. Third-party payers are increasingly challenging the price, examining the cost-effectiveness and reducing reimbursement for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The United States government, state legislatures, and foreign governments have continued implementing healthcare reform and cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. We might need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our product candidates. Third-party payers might not consider the product candidates that we develop to be cost-effective and not cover or sufficiently reimburse for their use. It is time-consuming and expensive for us to seek coverage and reimbursement from third-party payers, as each payer will make its own determination as to whether to cover a product and at what level of reimbursement. Thus, one payer’s decision to provide coverage and adequate reimbursement for a product does not assure that another payer will provide coverage or that the reimbursement levels will be adequate. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to develop or sell any product candidates outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, and privacy, can vary greatly from country to country.

Employees

As of the Effective Time of the Merger, we had four employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Property

The Company owns no real property. We maintain a month-to-month membership providing mail services and shared space for meetings and other business activities at 3540 Toringdon Way, Suite 200, #250, Charlotte, North Carolina. The current rent is approximately $100 per month.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

Available Information

Our principal offices are located at 3540 Toringdon Way, Suite 200, #250, Charlotte, NC 28277 and our telephone number is (888) 609-1498. Our website is www.adaptinbio.com, and we can be contacted at info@adaptinbio.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports and other information with the SEC. Such reports and other information filed by us with the SEC will be available free of charge on our website at www.adaptinbio.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, information statements and other information that issuers file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined in Item 10 of Regulation S-K (17 CFR § 229.10(f)(1), we are not required to include risk factors in this Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

The Company has a cybersecurity strategy designed to protect our information systems and data from an evolving cyber-threat landscape. Our cybersecurity program, administered by our Chief Financial Officer and overseen by the Audit Committee, has the support of executive leadership and the Board of Directors, and the Company continues to invest in cybersecurity to protect the Company’s systems.

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery, business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for threats and unauthorized access. We learn of security threats through automated detection solutions as well as reports from users and business partners. We draw on the knowledge and insight of external cybersecurity experts and vendors and employ an array of third-party tools to secure our information infrastructure and protect systems and information from unauthorized access.

As of the date of this Report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

Our principal executive offices are located in North Carolina under a month-to-month lease arrangement. We currently lease the office space that we use in our operations, and we do not own any real property. We believe that our facility space adequately meets our needs and that we will be able to obtain any additional operating space that may be required on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is not listed on a national securities exchange, an over-the-counter market or any other exchange. Therefore, there is no trading market, active or otherwise, for our Common Stock and our Common Stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market.

Holders

As of March 31, 2025, there were 141 holders of our 8,401,481 shares of our Common Stock.

Dividends

The Company has not paid any cash dividends on its shares of its Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the Board of Directors.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024 and below, on February 11, 2025, our wholly owned subsidiary, Adaptin Acquisition Co., merged with and into Private Adaptin. In connection with the Merger, Private Adaptin became a wholly owned subsidiary of the Company, and the Company changed its name to Adaptin Bio, Inc.

The following discussion and analysis is exclusively attributable to the operations of Unite Acquisition for the years ended December 31, 2024 and 2023. This discussion and analysis should be read in conjunction with our financial statements for the years ended December 31, 2024 and 2023 and the related notes thereto, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Overview of our Business

We were incorporated in the State of Delaware on March 10, 2022. From inception through the date of the Merger, the Company was engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and focused its efforts to identify a possible business combination.

As of December 31, 2024, the Company was considered to be a “blank check” company. The Securities and Exchange Commission, or SEC, defines those companies as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and that is issuing a penny stock, as defined in in Rule 3a51-1 under the Exchange Act. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. As of December 31, 2024, the Company was also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. As a result of the Merger, we have ceased to be a shell company.

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

From inception through the date of the Merger, the Company did not conduct any active operations, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. Following the Merger, we expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of APTN-101, including pre-clinical activity and our Phase 1 investigator-led trial for the treatment of GBM;

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;

●	initiate preclinical studies and clinical trials for APTN-101 for any additional indications we may pursue and for any additional product candidates that we may pursue in the future;

●	hire clinical, regulatory and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and

●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

Based on our current operating plan, we anticipate that our existing cash balance will not be sufficient to fund our operating activities for the next twelve months and, as such, we will need to obtain additional funding. We plan to continue to fund our losses from operations through cash on hand, as well as through future equity offerings, debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

As of December 31, 2024, the Company had $12,619 in cash. As of December 31, 2023, the Company had $380 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), which was then the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2024 and 2023, the amounts due under the note payable was $0 and $81,219, respectively.

On October 28, 2024, the Company issued an Unsecured Promissory Note to Lucius Partners Opportunity Fund, LP and received $275,000. See “Issuance of Unsecured Promissory Note” below.

At December 31, 2024, the Company had an agreement to pay Nathan Pereira a monthly fee of $1,000 for his services as a director. Mr. Pereira served as a director of the Company during 2023 and 2024 and up to the date of the Merger. The Company incurred director fees with Mr. Pereira amounting to $12,000 for the years ended December 31, 2024 and 2023. In connection with the Merger, Mr. Pereira resigned as a director and the services agreement was terminated. As a condition to the Merger, the Company entered into a pre-Merger indemnity agreement with Mr. Pereira, pursuant to which the Company agreed to indemnify Mr. Pereira for actions taken by him in his official capacity relating to the consideration, approval and consummation of the Merger and certain related transactions.

Effective March 10, 2022, the Company also entered into a services agreement with Lucius Partners, pursuant to which we paid a quarterly fee of $1,250 to Lucius Partners for advisory, accounting, and administrative support services. This services agreement was terminated in connection with the Merger.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, the Company had total assets equal to $12,619 and $380, respectively, comprised exclusively of cash. The Company’s current liabilities as of December 31, 2024 and 2023, totaled $286,676 and $113,277, respectively, was comprised of related party payables, accounts payable and accrued liabilities and amounts due under a note payable to a stockholder and an unsecured promissory note issued to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	As of December 31,
	2024	2023
Net cash used in operating activities	$(181,542)	$(81,035)
Net cash provided by financing activities	193,781	80,915
Net (decrease) / increase in cash and cash equivalents	$12,239	$(120)

Issuance of Promissory Note to a Stockholder and Director

On March 10, 2022, the Company issued a promissory note to Lucius Partners, then the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2024 and 2023, the amounts due under the note payable was $0 and $81,219, respectively.

As of December 31, 2024, the Company had only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Issuance of Unsecured Promissory Note

On October 28, 2024, the Company issued an Unsecured Promissory Note (the “Promissory Note”) to Lucius Partners Opportunity Fund, LP (“LPOF”) and received $275,000. The annual interest rate on the Promissory Note is 12%. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses, held by Lucius Partners, the Company’s sole stockholder and the director fees owed to Nathan Pereira and other accrued expenses. The general partner of the new lender LPOF is Lucius Capital Partners LLC (“LCP”). The investment manager of LPOF is Lucius Capital Fund Management, LLC (“LCFM”). Lucius Partners, LCP and LCFM have two individuals in common as members, thus LPOF is considered a related party.

Results of Operations

From inception through the date of the Merger, the Company did not conduct any active operations, except for its efforts to locate suitable acquisition candidates. No revenue was generated by the Company for the years ended December 31, 2024 and December 31, 2023. It is unlikely the Company will have any revenues unless it is able to effectively execute its business plan. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to develop its product candidates.

For the years ended December 31, 2024 and 2023, the Company had a net loss of $161,160 and $85,593 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses. For the year ended December 31, 2024, the Company also incurred interest expense in connection with the Promissory Note to LPOF described above.

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

Contractual Obligations

As of December 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the note payable agreements disclosed above, an agreement to pay Nathan Pereira, a monthly fee of $1,000 for his services as a director and an agreement with Lucius Partners to pay $1,250 per quarter for advisory, accounting and administrative support services. As of December 31, 2024 and December 31, 2023, the amounts due under the note payable was $0 and $81,219, respectively. In connection with the Merger, Mr. Pereira resigned as a director and the services agreement was terminated.   Also, in connection with the Merger, Lucius Partners has agreed to provide advisory services to the Company for two years following the initial closing of the Company’s private placement offering on February 11, 2025 (the “Advisory Period”) and the Company has agreed to pay to Lucius Partners a cash fee of $180,000 in advance for the first year of advisory services and a cash fee of $45,000 quarterly in advance for the second year of advisory services. The Advisory Period can be renewed for additional one-year periods upon written request by the Company within 60 days prior to the expiry of any Advisory Period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements beginning on page F-1 located in this Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and KNAV CPA LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, management, with the participation of our principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our predecessor, Unite Acquisition’s, disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2024, our disclosure controls and procedures were still not designed and implemented and hence thereby not effective to ensure appropriate review of the internally prepared financial statements as well as the lack of adequate segregation of accounting functions which could have resulted in material misstatements in the financial statements

Unite Acquisition’s management had planned to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal control, however such efforts were not complete as of December 31, 2024.

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.

Based on this assessment, management concluded that our predecessor, Unite Acquisition’s, internal control over financial reporting was not effective as the previously disclosed material weakness in our internal control over financial reporting continued to exist as of December 31, 2024. The material weakness identified related to the lack of segregation of duties and overall control environment, as we had insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

This Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a “smaller reporting company” as defined by Item 10 of Regulation S-K.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses in internal control over financial reporting described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(f) under the Exchange Act that occurred during the period covered by this Report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information regarding Adaptin’s executive officers and directors as of March 31, 2025:

Name	Age	Positions
Executive Officers
Michael J. Roberts, PhD	55	Chief Executive Officer and Director
Simon C. Pedder, PhD	64	Executive Chairman and Director
Timothy L. Maness, CPA	64	Chief Financial Officer
L. Arthur Hewitt, PhD	71	Chief Development Officer

Non-Employee Directors
Patrick Gallagher(1)	60	Director
Anthony Zook(1)	64	Director
J. Nick Riehle(1)	72	Director

(1)	Member of the Audit Committee.

Executive Officers

Michael J. Roberts, PhD - Chief Executive Officer and Director

Dr. Roberts has been our Chief Executive Officer and a member of our board of directors since February 2025, and was Chief Executive Officer and a director of Private Adaptin from March 2021 until February 2025. He has over 25 years of pharmaceutical research, development, corporate development, and executive experience. He is co-founder and President and CEO of Adaptin Bio and also serves on the board of directors. Prior to Adaptin he was co-founder of Corino Therapeutics and is currently its acting CEO. Dr. Roberts led and ran all activities related to Corino and the development of a disease-modifying drug called CRX-1008, which is used to treat the protein disorder transthyretin amyloidosis. He is a pharmaceutical and biotech consultant and owner of MAC B Consulting. Prior to Corino, Dr. Roberts was VP, Business Development and Corporate Officer of publicly traded Chelsea Therapeutics International, Ltd. He was responsible for business development efforts focused primarily on licensing and M&A with consideration to pipeline management. He led the sale of Chelsea Therapeutics to H. Lundbeck A/S in 2014 for approximately $658 million. Prior to Chelsea Therapeutics, Dr. Roberts was Director of Business Development for their Nektar Therapeutics’ Molecule Engineering technology and completed a number of transactions with large and specialty pharmaceutical companies. Dr. Roberts has completed pharmaceutical transactions valued at over $1B. Prior to this he was Manager of Biopharmaceutical Research at Shearwater Corporation where he led and was successful in the development of preclinical drug candidates from initial stages of research through Phase I clinical study, including inventing the product Movantik™, a treatment for opioid-induced constipation, subsequently licensed to AstraZeneca in a transaction valued at approximately $1 billion. Shearwater was sold to Inhale Therapeutic Systems (now known as Nektar Therapeutics) in 2001 for approximately $200 million. Dr. Roberts obtained his Ph.D. in Materials Science from the University of Alabama and B.S. in Chemical Engineering from Pennsylvania State University. We believe that Dr. Roberts’ experience in the life sciences industry and in the operation of publicly traded companies as an executive qualifies him to serve on our board of directors.

Simon C. Pedder, PhD - Executive Chairman and Director

Dr. Pedder has been our Executive Chairman and a member of our board of directors since February 2025, and was Executive Chairman and a director of Private Adaptin since October 2023. He has a career of over 30 years in drug development and commercialization. He was Chief Executive Officer of Nirogy from November 2021 to November 2022. From December 2016 to November 2021, he had leadership roles as Chief Business and Strategy Officer for Athenex; President and CEO of Cellectar Biosciences from April 2014 to June 2015; President and CEO of Chelsea Therapeutics International, Ltd. from May 2004 to July 2012; and Global Vice President of Oncology Pharma Business and Executive Officer at Hoffmann-LaRoche. Previous positions at Roche included Life Cycle Leader and Global Project Leader of Pegasys/IFN and Head of Hepatitis Franchise. Prior to that, he was Clinical Leader for a number of development compounds at Roche. Dr. Pedder served on the board of directors of Cerecor, Inc. from April 2018 to June 2020, Mateon Therapeutics, Inc. from March 2016 to April 2019 and Delcath Systems, Inc. from November 2017 to April 2019.

Early in his career, he was a faculty member in the Department of Pharmacology in College of Medicine at the University of Saskatchewan, where he obtained his Ph.D. in Clinical Pharmacology. During his longstanding career in pharmaceutical development, Dr. Pedder played key roles in the successful development and commercialization of multiple proprietary pharmaceutical products including Tasmar®, Pegasys®, Copegus®, Northera® and Klisyri®. In addition to his Ph.D., Dr. Pedder obtained a Master of Science in Toxicology from Concordia University, a Joint Honors Bachelor degree in Environmental Studies/Biology from the University of Waterloo, and he completed the Roche-sponsored Pharmaceutical Executive Management Program at Columbia Business School. We believe Dr. Pedder’s experience in the life sciences industry and in the operation of publicly traded companies as an executive and board member qualifies him to serve on our board of directors.

Timothy L. Maness, CPA - Chief Financial Officer

Mr. Maness has been our Chief Financial Officer since February 2025, and was Chief Financial Officer of Private Adaptin from September 2024 to February 2025. Since April 2016, he has provided financial consulting services through Adamanteus, LLC. Mr. Maness has been a consultant to multiple publicly held and private-equity-backed life sciences companies, and he has held several senior financial management roles, primarily in software and technology services.

In 2018, Mr. Maness was engaged by Milestone Pharmaceuticals to prepare and lead its initial public offering, serving as its interim CFO, CAO, and Vice President of Finance. Before that, he served as the CFO of Ballantyne Therapeutics. Earlier, during his eight years as the Senior Director of Finance and Corporate Controller at Chelsea Therapeutics International, he was heavily involved in Chelsea’s reverse-public-shell merger to complete its public listing in 2005. Mr. Maness is a noted expert in forensic accounting and internal audit and has served as the internal auditor hired by public company audit committees on several occasions.

Mr. Maness received a B.S. in accounting from the University of North Carolina at Charlotte, and he is licensed as a Certified Public Accountant and as a Chartered Global Management Accountant.

L. Arthur Hewitt, PhD - Chief Development Officer

Dr. Hewitt has been our Chief Development Officer since February 2025, and was Chief Development Officer of Private Adaptin from September 2024 to February 2025. He has worked for approximately 35 years in clinical research and regulatory affairs. From December 2016 to December 2021, he served as a scientific advisor to Amneal Pharmaceuticals and Senior Scientific Advisor - Neurology at Lundbeck Pharmaceuticals. Prior to Lundbeck, Dr. Hewitt was Chief Scientific Officer for Chelsea Therapeutics International, Ltd. from January 2010 to June 2014 and Vice President, Drug Development from May 2004 to June 2014. At Chelsea, he oversaw the clinical development and regulatory approval of Northera™ (droxidopa), a novel therapeutic agent, for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. Prior to Chelsea, Dr. Hewitt served as an independent contractor from January 2003 to May 2004, and as Director of Scientific Affairs at Shearwater Corporation, a drug delivery company, from October 2002 until January 2003.

From July 1991 until November 2000, Dr. Hewitt was Director of Scientific Affairs for Amgen Canada where he oversaw the clinical research and regulatory requirements for a wide variety of proprietary biologic treatments undergoing Phase I, II and III research. Thirteen individual investigational new drug, or IND, research programs were established covering the therapeutic domains of Hematology, Oncology, Neurology, Infectious Disease, and Inflammation. Dr. Hewitt also developed clinical research programs supporting the approval of three products including Neupogen, Stemgen and Infergen and six supplementary approvals. Prior to Amgen, Dr. Hewitt held positions at Jansen Pharmaceuticals and Park-Davis where he developed research programs for multiple neurology and oncology products. Prior to entering the pharmaceutical industry, he was a Lecturer at Concordia University in Montreal, Canada. Dr. Hewitt obtained his Ph.D. in Pharmacology from the University of Montreal. Additionally, Dr. Hewitt received a Master of Science degree in Toxicology and a B.Sc. (Hon) in Comparative Anatomy and Physiology from Concordia University.

Non-Employee Directors

Patrick Gallagher

Mr. Gallagher has been a member of our board of directors since February 2025. He has 20 years of healthcare experience including alternative investments, research and marketing in both the public and private markets. Since January 2018, he has served as the Chief Executive Officer and as a member of the board of directors of Voltron Therapeutics, a privately held biotechnology company. Since August 2014, Mr. Gallagher has served as a Managing Director of Laidlaw & Company (UK) Ltd. From January 2018 to September 2024, Mr. Gallagher served as the Chief Executive Officer and a member of the board of directors at PD Theranostics, Inc. He has also served as Treasurer of Aerwave Medical, Inc. since November 2020. Formerly, Mr. Gallagher was a founding partner and Chief Executive Officer of BDR Research Group, LLC (“BDR”), from July 2001 through October 2010. BDR was an independent sell-side research firm specializing in healthcare investing, financing and operations, serving the institutional investing community at large.

Mr. Gallagher served as VP of Business Development and Investor Relations as well as a strategic consultant for Kinex Pharmaceuticals, a biotechnology firm focused on next-generation therapies in oncology and immunology (now traded on NASDAQ: ATNX). He also served as an advisor to CHD Biosciences, a novel antimicrobial company from July 2012 through August 2014. Mr. Gallagher has served on the boards of directors of BioSig Technologies, Inc., NASDAQ-listed a medical device company that is developing a proprietary technology platform in the electrophysiology space since July 2014 Cingulate Therapeutics, a therapeutics company with a novel drug delivery platform since January 2014; Evermore Global, a global special situations money manager since June 2015; and Algorithm Sciences, Inc. since May 2019. Since September 2014, Mr. Gallagher has served as a Managing Partner at Laidlaw Venture Partners dba Laidlaw & Company (UK) Ltd. and is part of the Investment Banking Healthcare Team. Mr. Gallagher also is a member of Lucius Partners.

Mr. Gallagher earned his Master in Business Administration from Penn State University and his Bachelor of Science in Finance from the University of Vermont. We believe that Mr. Gallagher’s extensive experience in the life sciences industry qualifies him to serve on our board of directors.

Anthony Zook

Mr. Zook has been a member of our board of directors since February 2025. He currently is a member of Lucius Partners. Since July 2020, Mr. Zook has served as a director of BioSig Technologies, Inc. (Nasdaq: BSGM). From May 2023 to December 2024, Mr. Zook was a director of NeoGenomics (Nasdaq: NEO), an oncology laboratory service company where he also served as the chair of the compensation committee. From January 2022 to December 2024, he also served as Chairman to Voltron Therapeutics and Algorithm Sciences, respectively. Mr. Zook was executive vice president of global commercial operations of AstraZeneca Plc from 2010 until 2012. He also served as president and chief executive officer of the North American division of AstraZeneca Plc from 2006 until 2009, and president of Medimmune, the company’s wholly owned biologics division from 2009 until 2010. Mr. Zook previously served as a member of the board of directors of AltheRx from 2013-2014, InHibikase in 2014, Rib-X Pharmaceuticals in 2009, the National Pharmaceutical Council from 2007-2009, PhRMA from 2011-2012, the Pennsylvania Division of the American Cancer Society from 2005-2007 and his alma mater, Frostburg State University from 2016-2018 and re-joined in 2021, where he earned a B.S. degree. Mr. Zook also earned an A.A. degree in chemical engineering from Pennsylvania State University. We believe Mr. Zook’s extensive commercialization experience and expertise in executive leadership qualify him to serve on our board of directors.

J. Nick Riehle

Mr. Riehle has been a member of our board of directors since February 2025. He has over 25 years of business and management experience with both large companies and start-up ventures, and 18 years of that has been as a chief financial officer of pharmaceutical and software companies, including taking these same companies public. Mr. Riehle formerly served as the CFO of Athenex, Inc., managing all aspects of the accounting, treasury, IT, HR, and legal functions and providing support to the company when it went public in June 2017. Prior to this, he was a freelance contractor for companies seeking his expertise in financing and related support. From 2004 - 2014, Mr. Riehle was the CFO of Chelsea Therapeutics International, Ltd. He managed all aspects of the accounting, treasury, facilities, IT, HR, IR and legal functions, including supporting the company in over $300 million in public and private equity financings and being actively involved in the sale of the company to H. Lundbeck A/S in 2014 for $658 million. Prior to Chelsea Therapeutics, Mr. Riehle was the CFO for HAHT Commerce, Inc., managing all aspects of treasury, accounting, IT, legal and inventory administration, as well as having significant involvement in sales administration, services management, HR, facilities and related operational activities, including supporting the company in transactions involving over $60 million in venture financing. Prior to HAHT Commerce, Mr. Riehle held various positions in Canada, the United States and Asia with Nortel Networks, including financial planning and analysis, accounting, marketing and sales administration, government relations, and general administration.

Mr. Riehle earned his Bachelor of Commerce from McGill University, his MBA from York University and the Certified Management Accountant (CMA) designation in Ontario, Canada. We believe that Mr. Riehle’s experience in the life sciences industry qualifies and in the operation of publicly traded companies as a senior financial executive qualifies him to serve on our board of directors.

Corporate Governance

Appointment of Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors provided, however, that the board of directors may empower the Chief Executive Officer of the Company to appoint any officer other than the Executive Chairperson, the Chief Executive Officer, the President, the Chief Financial Officer or the Treasurer.

Board of Directors Composition

Our board of directors currently consists of five members. Dr. Roberts, Dr. Pedder, Mr. Gallagher, Mr. Zook, and Mr. Riehle have been designated to serve as members of our board of directors.

Each of our current directors will continue to serve until the election and qualification of his successor, or his earlier death, resignation, disqualification or removal.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system that has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the Nasdaq Marketplace Rules. Under such rules, our board of directors has determined that all members of the board of directors except for Dr. Roberts and Dr. Pedder are independent directors under Nasdaq Listing Rule 5605(a)(2). In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Under Nasdaq Marketplace Rules, a director only qualifies as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. We intend to satisfy the audit committee independence requirements of Rule 10A-3 as of the time we list on a national securities exchange.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that Messrs. Gallagher, Riehle and Zook are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and current and prior relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Family Relationships

There are no family relationships by between or among the members of the board of directors or other executive officers of the Company.

Legal Proceedings

None of the Company’s directors or executive officers are involved in any legal proceedings described in Item 401(f) of SEC Regulation S-K.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees (the “Code of Ethics”). The Code of Ethics is available under the heading “Governance Documents” on the Company’s website at ir.adaptinbio.com. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

The Code of Ethics addresses, among other matters, conflicts of interest and corporate opportunities, fair dealing, record- keeping and public disclosures, compliance with laws and corporate policies, confidentiality and corporate assets, and reporting and consequences of violations. The provisions of the Code of Ethics are intended to reflect current best practices and enhance the Company’s personnel’s understanding of the Company’s standards of ethical business practices, promote awareness of ethical issues that may be encountered in carrying out an employee’s or director’s responsibilities and improve clarity as to how to address ethical issues that may arise.

Insider Trading

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. Additionally, our insider trading policy strongly discourages or prohibits employees, consultants, officers and directors from engaging in short sales, transactions in put or call options, hedging transactions, margin accounts or other inherently speculative transactions with respect to the Company’s stock at any time. A copy of our insider trading policy is filed as Exhibit 19 to this Report.

Committee of the Board of Directors

Our board of directors has an Audit Committee, which has the composition and responsibilities described below. Members serve on the Audit Committee until their resignation or until otherwise determined by our board of directors.

Audit Committee

The members of our Audit Committee are Messrs. Gallagher, Riehle, and Zook. Mr. Riehle serves as the Chair of this committee. The board of directors has determined that Mr. Riehle is “independent” under the Nasdaq Marketplace Rules and standards established by the SEC rules regarding audit committee members as set forth above. The board of directors has determined that Mr. Riehle qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

The Audit Committee oversees on behalf of the board of directors (a) the conduct of the Company’s accounting and financial reporting processes, the audits of our financial statements and the integrity of the Company’s audited financial statements and other financial reports; (b) the performance of the Company’s internal accounting, internal auditing, and financial controls function; (c) the engagement, replacement, compensation, qualifications, independence and performance of our independent auditors, and (d) the portions of our Code of Conduct and Ethics and related policies regarding our accounting, internal accounting controls or auditing matters. The Audit Committee also reviews and approves or disapproves related party transactions identified in Item 404 of SEC Regulation S-K and makes recommendations to the full board of directors regarding the same.

The Audit Committee meets privately with our independent registered public accounting firm from time to time, and such firm has unrestricted access to, and reports directly to, the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on the review of the copies of such reports filed with the SEC and/or furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, during the year ended December 31, 2024, all officers, directors and greater than ten percent beneficial owners were in compliance with applicable Section 16(a) filing requirements

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to the Company’s directors and executive officers is described in the section titled “Management” above.

Director Compensation

The Company incurred director fees with Nathan Pereira amounting to $12,000 for the year ended December 31, 2024. Following the Merger, the Company provides annual cash compensation of $30,000 to its non-employee directors who are not otherwise paid by a major investor in or advisor to the Company (“Independent Directors”). The chair of the Audit Committee receives an additional $15,000 in annual cash compensation. Independent Directors will also be eligible to receive such equity grants or awards as may be approved by the board of directors in its discretion. The board of directors intends to grant each Independent Director equity awards equal to 0.20% of the Company’s fully diluted shares outstanding at the time of grant. Drs. Roberts and Pedder are employees and executive officers of the Company and are not separately compensated for their service as directors.

Executive Officer Compensation

This section discusses the material components of the executive compensation program for the Company’s named executive officers who appear in the “Summary Compensation Table” below. In 2024, the “named executive officers” and their positions with the Company were as follows:

●	Michael J. Robert: President and Chief Executive Officer

●	Simon C. Pedder: Executive Chairman

●	Timothy L. Maness: Chief Financial Officer

As required by SEC rules, our named executive officers also include Nathan Pereira, who was the former sole officer and director of Unite Acquisition until the closing of the Merger, serving as Chief Executive Officer and Chief Financial Officer. Mr. Pereira did not receive any employee compensation during the fiscal year ended December 31, 2024 and, as a result, this section is focused on the compensation of our current named executive officers.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the Company’s two most recent fiscal years.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	All other compensation		Total
Simon C. Pedder, PhD	2024	--	--	--	--	$40,000	(1)	$40,000
Executive Chairman	2023	--	--	--	--	$10,000	(1)	$10,000

Michael J. Roberts, PhD	2024	--	--	--	--	$60,000	(2)	$60,000
Chief Executive Officer	2023	--	--	--	--	$15,000	(2)	$15,000

Timothy L. Maness, CPA	2024	--	--	--	--	$20,550	(3)	$20,550
Chief Financial Officer	2023	--	--	--	--	$34,200	(3)	$34,200

(1)	Represents amount paid to Dr. Pedder pursuant to the Compensation Agreement as described below.

(2)	Represents amount paid to MAC B Consulting LLC, which is owned by Dr. Roberts, pursuant to the Compensation Agreement as described below.

(3)	Represents amount paid to Adamanteus LLC, which is owned by Mr. Maness, pursuant to the Consulting Agreement as described below.

Outstanding Equity Awards at Fiscal Year-End

As of the end of our most recently completed fiscal year, none of our named executive officers held any outstanding equity awards.

Policies and Practices Related to Stock Option Grants

The following discussion of the timing of option awards in relation to the disclosure of material nonpublic information is provided as required by Item 402(x) of Regulation S-K. The Company does not have a written policy regarding the timing of option awards in relation to the disclosure of material nonpublic information. The Company has not yet issued stock options. In the event stock options are issued, the Compensation Committee does not intend to take material nonpublic information into account when determining the timing and terms of option awards. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.

Pre-Merger Agreements with Named Executive Officers

Prior to the Merger, we were party to compensation agreements with Dr. Pedder and an entity owned by Dr. Roberts, as well as a consulting agreement with an entity owned by Mr. Maness. Descriptions of these agreements appear below. Upon closing of the Merger, these agreements were terminated and replaced by employment agreements with each of Dr. Roberts, Dr. Pedder, and Mr. Maness. See “Post-Merger Employment Agreements with Named Executive Officers” below.

Compensation Agreement - MAC B Consulting LLC. On October 1, 2023, the Company and MAC B Consulting LLC, d/b/a Michael J. Roberts entered into a compensation agreement (the “Roberts Compensation Agreement”). Pursuant to the Roberts Compensation Agreement, Dr. Roberts provides business and pharmaceutical development related services to the Company. The Roberts Compensation Agreement may be terminated by the Company or Dr. Roberts upon 30 days prior written notice to the other party. Pursuant to the Roberts Compensation Agreement, Dr. Roberts is entitled to receive cash compensation at a rate of $15,000 per month so long as the Company has sufficient funding.

Compensation Agreement - Simon C. Pedder. On October 1, 2023, the Company and Dr. Pedder entered into a compensation agreement (the “Pedder Compensation Agreement”). Pursuant to the Pedder Compensation Agreement, Dr. Pedder provides business and pharmaceutical development related services to the Company. The Pedder Compensation Agreement may be terminated by the Company or Dr. Pedder upon 30 days prior written notice to the other party. Pursuant to the Pedder Compensation Agreement, Dr. Pedder is entitled to receive cash compensation at a rate of $10,000 per month so long as the Company has sufficient funding.

Consulting Agreement - Adamanteus LLC. On May 31, 2023, the Company and Adamanteus LLC, d/b/a Timothy Maness entered into a consulting agreement (the “Maness Consulting Agreement”). Pursuant to the Maness Consulting Agreement, Mr. Maness provides finance and accounting services to the Company. The Maness Consulting Agreement was for an initial term of six months and has continued for subsequent six-month terms in accordance with the terms of the Maness Consulting Agreement. The Maness Consulting Agreement may be terminated by the Company or Mr. Maness upon 30 days prior written notice to the other party. Pursuant to the Maness Consulting Agreement, Mr. Maness is entitled to receive cash compensation at a rate of $300 per hour.

Post-Merger Employment Agreements with Named Executive Officers

We entered into executive employment agreements with each of Dr. Roberts, Dr. Pedder, and Mr. Maness (each an “Executive” and collectively, the “Executives”), which were effective upon the closing of the Merger. The agreements include customary non-competition, non-solicitation, and confidentiality covenants; establish the Executives’ duties and compensation; and provide for their continued employment with the Company. The discussion that follows summarizes certain other anticipated terms of these agreements.

Term. The initial term of each of the employment agreements commenced upon the closing of the Merger and continue for a term of three years in the case of Dr. Roberts and Dr. Pedder, and two years in the case of Mr. Maness, unless terminated sooner in accordance with the employment agreement (see “Termination” below). After the initial term expires, the employment agreements will automatically renew for successive one-year terms unless either the Company or the Executive provides written notice of their intent not to renew at least 90 days prior to the expiration of the then-current term.

Board Service. In the case of Drs. Roberts and Pedder, the Company will use commercially reasonable efforts to cause these individuals to be elected as members of the Company’s board of directors throughout the terms of their employment agreements.

Base Salary. The Company intends to pay each Executive a base salary at the following annual rates:

Dr. Roberts - $480,000

Dr. Pedder - $240,000

Mr. Maness - $240,000

These salaries will be reviewed by the board of directors from time to time and may be increased in the board of directors’ sole discretion. Salaries may not be reduced except in connection with an across-the-board reduction of executive-level salaries in which the Executive will not be subject to a greater reduction, on a percentage basis, than any other executive- level employee.

Bonus. For each calendar year, the Executives will be eligible to receive an annual bonus based on the following target amounts of each Executive’s base salary:

Dr. Roberts - 50%

Dr. Pedder - 30%

Mr. Maness - 30%

The actual amount of each annual bonus will depend on the level of achievement of the Company’s corporate objectives and the Executive’s individual objectives, in each case, as established by the board for the calendar year with respect to which such annual bonus relates. The annual bonus for a calendar year, to the extent earned, will be paid in a lump sum in the following calendar year. The annual bonus will not be deemed earned until the date that it is paid. Accordingly, in order for the Executive to receive an annual bonus, the Executive must be actively employed by the Company at the time of such payment.

Equity Compensation. Each Executive will be eligible to receive such equity grants or awards as may be approved by the board of directors in its discretion.

Subject to approval by the board of directors and the terms of the Company’s equity compensation plan then in place, in the event the Company issues additional securities raising aggregate funds of $10,000,000 (in one or more transactions), occurring, if at all, within two years following the Merger (the “Additional Financing Period”), the Company will grant each Executive options to purchase a number of shares of Common Stock of the Company (the “Anti-Dilution Options”) sufficient to ensure that their respective ownership immediately following the Additional Financing Period, on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable) is equal to their respective ownership immediately following the Merger, as determined on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable). The per share exercise price of the Anti-Dilution Options will be equal to the fair market value of a share of the Company’s Common Stock on the date of grant, as determined by the board of directors. The Anti-Dilution Options, if any, will become exercisable in four equal annual installments, in each case subject to the continued employment of each Executive with the Company on the date each such vesting milestone is achieved, and will be subject to the terms of the Company’s equity incentive plan then in place and a related option grant agreement to be entered between Executive and the Company.

Other Benefits. Dr. Roberts and Dr. Pedder will each be entitled to no less than 25 paid vacation days per year. Mr. Maness will be entitled to no less than 20 paid vacation days per year. The Executives will also be entitled to such other benefits, and to participate in such benefit plans, as are generally made available to similarly situated senior executive employees of the Company. The Company will also reimburse the Executives for all reasonable business expenses they incur in connection with the performance of their duties.

Termination. The employment agreements may be terminated in the following circumstances:

●	Automatically effective upon the Executive’s death.

●	By the Company upon notice to the Executive in the event of the Executive’s disability. “Disability” means the inability of the Executive to perform the essential functions of their job for 90 consecutive days or for 120 days in any one-year period due to the condition of the Executive’s physical, mental, or emotional health.

●	By the Company for cause. “Cause” means the Executive’s (i) fraud, embezzlement or misappropriation with respect to the Company; (ii) willful or grossly negligent misconduct that has or may reasonably be expected to have a material adverse effect on the property, business, or reputation of the Company; (iii) material breach of their employment agreement; (iv) willful failure or refusal to perform their material duties or willful failure to follow any specific lawful instructions of the board of directors (in the case of Dr. Roberts and Dr. Pedder) or the chief executive officer (in the case of Mr. Maness); (v) conviction or plea of nolo contendere in respect of a felony or of a misdemeanor involving moral turpitude; or (vi) material failure to comply with the Company’s workplace rules, policies, or procedures.

●	By the Company for any reason other than for cause or the Executive’s disability.

●	By the Executive for good reason. “Good reason” means the occurrence of any of the following events without the Executive’s written consent: (i) the Company’s requiring the Executive to be based at any office or location more than 25 miles from their principal work location, except for travel reasonably required in the performance of the Executive’s responsibilities to the Company; (ii) a material reduction of the Executive’s base salary not in compliance with their employment agreement; (iii) a material diminution of the Executive’s authority, duties, or responsibilities; or (iv) the Company’s material breach of the Executive’s employment agreement. The Company will have an opportunity to cure any such conditions following notice by the Executive.

●	By the Executive upon 30 days’ written notice to the Company at any time for any reason.

Separation Benefits Not in Connection with a Change in Control. If the Company terminates the Executive’s employment without cause or if the Executive resigns for good reason, in either case not in connection with a change in control of the Company, then the Executive will be entitled to the following benefits:

●	24 months of then-current base salary in the case of Dr. Roberts and Dr. Pedder, and 12 months of then-current base salary in the case of Mr. Maness.

●	Continuation of health insurance coverage for the Executive and their family for 18 months in the case of Dr. Roberts and Dr. Pedder, and 12 months in the case or Mr. Maness, or until the Executive becomes eligible for coverage under another employer’s plan.

The Company’s obligation to provide such benefits is conditioned upon the Executive executing, and not revoking, a release of claims in a form acceptable to the Company.

Separation Benefits in Connection with a Change in Control. If the Company terminates the Executive’s employment without cause, or if the Executive resigns for good reason, in either case at the time of, or within six months following a change in control of the Company, then the Executive will be entitled to the following benefits:

●	24 months of then-current base salary in the case of Dr. Roberts and Dr. Pedder, and 12 months of then- current base salary in the case of Mr. Maness.

●	Accelerated vesting of all equity awards such that all awards are deemed to have been vested as of the date of termination.

●	Continuation of health insurance coverage for the Executive and their family for 18 months in the case of Dr. Roberts and Dr. Pedder, and 12 months in the case or Mr. Maness, or until the Executive becomes eligible for coverage under another employer’s plan.

The Company’s obligation to provide such benefits is conditioned upon the Executive executing, and not revoking, a release of claims in a form acceptable to the Company.

A “change in control” means the occurrence of any of the following events:

●	Any “person,” including a “group” (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act) but excluding the Company, any entity controlling, controlled by or under common control with the Company, any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any such entity, and, with respect to any particular qualified participant of any equity incentive plan of the Company (a “Participant”), the Participant and any “group” (as such term is used in Section 13(d)(3) of the Exchange Act) of which the Participant is a member), is or becomes the “beneficial owner” (as defined in Rule 13(d)(3) under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of either (i) the combined voting power of the Company’s then-outstanding securities; or (ii) the Company’s then-outstanding equity securities (in either such case other than as a result of an acquisition of securities directly from the Company).

●	Any consolidation or merger of the Company where the stockholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, equity securities representing in the aggregate 50% or more of the combined voting power of the securities of the entity issuing cash or securities in the consolidation or merger (or of its ultimate parent entity, if any).

●	Any sale, lease, exclusive license, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by “persons” (as defined above) in substantially the same proportion as their ownership of the Company immediately prior to such sale.

●	The members of the board at the beginning of any consecutive 24-calendar-month period (the “Incumbent Directors”) cease for any reason other than due to death to constitute at least a majority of the members of the board; provided that any director whose election, or nomination for election by the Company’s stockholders, was approved or ratified by a vote of at least a majority of the members of the board of directors then still in office who were members of the board of directors at the beginning of such 24-calendar-month period, will be deemed to be an Incumbent Director.

Indemnification. The Company will indemnify each Executive and hold them harmless in connection with the defense of any lawsuit or other claim to which they are made a party by reason of being an officer, director, or employee of the Company, to the fullest extent permitted by Delaware law. This indemnification obligation does not extend to claims arising out of the Executives’ willful misconduct. In addition, the Company will use commercially reasonable efforts to maintain directors’ and officers’ liability insurance for each Executive for acts and omissions occurring during Executive’s employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 1, 2025 by:

●	Each of our named executive officers;

●	Each of our directors;

●	All of our current directors and executive officers as a group; and

●	Each person, or group of affiliated persons, who beneficially owned more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of Common Stock that they beneficially owned, subject to applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 8,081,953 shares of Common Stock outstanding as of March 1, 2025. Shares of Common Stock that a person has the right to acquire within 60 days of March 1, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is 3540 Toringdon Way, Suite 200, #250 Charlotte, NC 28277.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Lucius Partners LLC(1)	3,520,204	42.15%
Directors and Named Executive Officers
Michael J. Roberts, PhD	2,159,468	26.72%
Simon C. Pedder, PhD	928,571	11.49%
Timothy L. Maness, CPA	-	-
L. Arthur Hewitt, PhD	-	-
Patrick Gallagher	-	-
Anthony Zook	-	-
J. Nick Riehle	-	-
All directors and executive officers as a group (7 persons)	3,088,039	38.21%

(1)	Includes 270,204 shares of our Common Stock issuable upon the exercise of immediately vested warrants the Placement Agent and/or its designees hold as of March 1, 2025. Matthew Eitner, the Chief Executive Officer of the Placement Agent, James Ahern, the Managing Partner of the Placement Agent, and Patrick Gallagher, a Managing Director of the Placement Agent, are managing members, members and/or officers of Lucius Partners. Mr. Eitner, but not Messrs. Ahern and Gallagher, has voting and investment control over securities held by the Placement Agent and Lucius Partners. The business address for Lucius Partners is 12 E. 49th Street, 11th Floor, New York, NY 10017.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plan as of March 1, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders:
2025 Equity Incentive Plan	2,196,390	(1)	$--	2,196,390
Equity compensation plans not approved by security holders:
None	--		--	--
Total	2,196,390		--	2,196,390

(1)	The Company’s 2025 Equity Incentive Plan (the “2025 Plan”) was approved by Unite Acquisition stockholders prior to the Merger. For a period of ten years commencing on February 11, 2025, the share reserve for the 2025 Plan will be increased by an amount equal to the lesser of (i) 4% of the number of shares outstanding as of December 31 of the immediately preceding calendar year or (ii) such lesser number of shares as determined by the Board prior to January 1 of a particular calendar year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Lucius Partners and Related Persons

On March 10, 2022, Unite Acquisition issued an aggregate of 5,000,000 shares of Common Stock to its sole stockholder, Lucius Partners, for an aggregate purchase price equal to $500, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with Lucius Partners. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Also on March 10, 2022, Unite Acquisition issued an unsecured promissory note to Lucius Partners, pursuant to which the Company agreed to repay Lucius Partners the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Interest did not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2024 and December 31, 2023, the amount due under the note payable was $0 and $81,219, respectively.

Also effective March 10, 2022, Unite Acquisition entered into a services agreement with Lucius Partners, pursuant to which Unite Acquisition paid Lucius Partners a quarterly fee of $1,250 for advisory, accounting, and administrative support services. Unite Acquisition used the office space and equipment of its management under this agreement. This services agreement was terminated in connection with the Merger.

On October 28, 2024, Unite Acquisition issued an unsecured promissory note (the “October 2024 Note”) to Lucius Partners Opportunity Fund, LP (“LPOF”) and received $275,000. The annual interest rate on the promissory note is 12%. The note matures on October 28, 2025, and can be prepaid at any time without penalty. Unite Acquisition used the proceeds to pay off the note to Lucius Partners described above and the director fees owed to Mr. Pereira and other accrued expenses. The general partner of the new lender LPOF is Lucius Capital Partners LLC (“LCP”). The investment manager of LPOF is Lucius Capital Fund Management, LLC (“LCFM”). Lucius Partners, LCP and LCFM have two individuals in common as members, thus LPOF is considered a related party. The October 2024 Note was repaid in connection with the Merger.

On February 11, 2025, we entered into an Advisory Services Agreement with Lucius Partners, and agreed to pay to Lucius Partners a cash fee of $180,000 for advisory services during the first year following the closing of our private placement offering on February 11, 2025, and agreed to pay Lucius Partners for advisory services, in advance for four consecutive three-month periods, commencing on the first day of the month that is the first full month 12 months or more after such closing, a cash fee of $45,000 for one year (such two-year period, the “Advisory Period”). The Advisory Period can be renewed for additional one-year periods upon written request by the Company within 60 days prior to the expiry of any Advisory Period.

Policies and Procedures for Related Person Transactions

Our Audit Committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” as defined in applicable SEC rules and regulations. As provided in the Audit Committee charter, in approving or rejecting any such transaction, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to it, including, among other factors, whether the terms or other aspects of the transaction differ from those that would likely be negotiated with independent third parties.

All of the transactions described in this section were entered into prior to the adoption of the Audit Committee charter. Although we have not had a written policy for the review and approval of transactions with related persons, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including the transactions described above. Prior to approving such a transaction, the material facts as to the relationship or interest of the relevant related person in the agreement or transaction were disclosed to our board of directors. Our board of directors took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all our stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents aggregate fees billed to Unite Acquisition for the fiscal years ended December 31, 2024 and 2023, by KNAV CPA LLP (“KNAV”), Unite Acquisition’s principal accountant.

	Fiscal Year Ended
	December 31,
	2024	2023
Audit fees(1)	$50,786	$32,035
Audit-related fees(2)	--	--
Tax fees(3)	--	--
All other fees(4)	--	--
Total	$50,786	$32,035

(1)	Audit fees consist of the aggregate fees billed for professional services rendered for the audit of Unite Acquisition’s annual financial statements and the reviews of the financial statements included in its Forms 10-Q and for any other services that were normally provided in connection with its statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of Unite Acquisition’s audit or review of its financial statements.
(3)	Tax services principally include professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” Unite Acquisition had a policy regarding the services of its independent auditors under which its independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. The policy provided that, without limiting the foregoing, the independent accounting firm would not be retained to provide services related to bookkeeping or other services related to the accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, internal audit outsourcing services, management functions, broker-dealer, investment adviser or investment banking services, legal services or expert services unrelated to the audit.

Audit Committee’s Pre-Approval Process

Unite Acquisition did not have a standing audit committee or a committee performing similar functions.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements:

We have filed the following documents as part of this Report:

(2) Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(3) Exhibits

We hereby file or furnish as part of this Report the exhibits listed in the Exhibit Index below. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit					Incorporated by Reference (Unless Otherwise Indicated)
Number	Description	Form	File	Exhibit	Filing Date
2.1§	Agreement and Plan of Merger and Reorganization among the Company, Adaptin Acquisition Co., and Adaptin Bio, Inc.	8-K	000-56583	2.1	February 18, 2025
3.1	Certificate of Merger relating to the merger of Adaptin Acquisition Co. with and into Adaptin Bio, Inc., filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.1	February 18, 2025
3.2	Amended and Restated Certificate of Incorporation of Unite Acquisition 1 Corp., as filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.2	February 18, 2025
3.3	Amended and Restated Bylaws	8-K	000-56583	3.3	February 18, 2025
4.1	Description of Securities	--	--	--	Filed herewith
4.2	Form of Pre-Merger Warrant issued to holders of 2023 Bridge Notes	8-K	000-56583	4.1	February 18, 2025
4.3	Form of Pre-Merger Warrant issued in connection with Exchange Notes	8-K	000-56583	4.2	February 18, 2025
4.4	Form of Placement Agent Warrant	8-K	000-56583	4.3	February 18, 2025
4.5	Form of Common A Warrant	8-K	000-56583	4.4	February 18, 2025
4.6	Form of Common B Warrant	8-K	000-56583	4.5	February 18, 2025
10.1*	Patent License Agreement by and between Centaur Bio and Duke University, effective as of January 11, 2023	8-K	000-56583	10.1	February 18, 2025
10.2*	First Amendment to License Agreement by and between Centaur Bio and Duke University, effective as of August 9, 2024	8-K	000-56583	10.2	February 18, 2025
10.3*	Sponsored Research Agreement by and between Centaur Bio and Duke University, effective as of August 8, 2024	8-K	000-56583	10.3	February 18, 2025
10.4+	Advisory Services Agreement, dated as of February 11, 2025, by and between the Company and Lucius Partners LLC	8-K	000-56583	10.4	February 18, 2025
10.5	Form of Lock-Up Agreement	8-K	000-56583	10.5	February 18, 2025
10.6	Form of Indemnity Agreement	8-K	000-56583	10.6	February 18, 2025
10.7	Form of Subscription Agreement by and among the Company and the parties thereto	8-K	000-56583	10.7	February 18, 2025
10.8	Form of Registration Rights Agreement, by and between the Company and the parties thereto	8-K	000-56583	10.8	February 18, 2025
10.9+	2025 Equity Incentive Plan and form of award agreements	8-K	000-56583	10.9	February 18, 2025
10.10+	Executive Employment Agreement by and between the Company and Simon C. Pedder, dated February 11, 2025	8-K	000-56583	10.10	February 18, 2025
10.11+	Executive Employment Agreement by and between the Company and Michael J. Roberts, dated February 11, 2025	8-K	000-56583	10.11	February 18, 2025
10.12+	Executive Employment Agreement by and between the Company and Timothy L. Maness, dated February 11, 2025	8-K	000-56583	10.12	February 18, 2025
10.13+	Executive Employment Agreement by and between the Company and L. Arthur Hewitt, dated February 11, 2025	8-K	000-56583	10.13	February 18, 2025
10.14+	Compensation Agreement by and between Centaur Bio Inc. and Simon Pedder, dated October 1, 2023	8-K	000-56583	10.14	February 18, 2025
10.15+	Compensation Agreement by and between Centaur Bio Inc. and MAC B Consulting LLC d/b/a Michael J. Roberts, dated October 1, 2023	8-K	000-56583	10.15	February 18, 2025
10.16+	Consulting Agreement by and between Centaur Bio Inc. and Adamanteus LLC, dated May 31, 2023	8-K	000-56583	10.16	February 18, 2025
10.17+	Consulting Agreement by and between the Company and L. Arthur Hewitt, dated September 5, 2024	8-K	000-56583	10.17	February 18, 2025

14.1	Code of Ethics and Business Conduct	8-K	000-56583	14.1	February 18, 2025
16.1	Letter from KNAV CPA LLP as to the change in certifying accountant, dated February 18, 2025	8-K	000-56583	16.1	February 18, 2025
19.1	Insider Trading Policy	--	--	--	Filed herewith
21.1	Subsidiaries of the Registrant	8-K	000-56583	21.1	February 18, 2025
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Furnished herewith
101	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL)	--	--	--	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	--	--	--	Filed herewith

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted portions of this exhibit to the SEC upon its request.
§	Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
	Name:	Timothy L. Maness
	Title:	Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael J. Roberts	President, Chief Executive Officer and Director	April 15, 2025
Michael J. Roberts	(Principal Executive Officer)

/s/ Simon C. Pedder	Executive Chairman and Director	April 15, 2025
Simon C. Pedder

/s/ Timothy L. Maness	Chief Financial Officer	April 15, 2025
Timothy L. Maness	(Principal Financial and Accounting Officer)

/s/ Patrick Gallagher	Director	April 15, 2025
Patrick Gallagher

/s/ J. Nick Riehle	Director	April 15, 2025
J. Nick Riehle

/s/ Anthony Zook	Director	April 15, 2025
Anthony Zook

Adaptin Bio, Inc. (F/K/A Unite Acquisition 1 Corp.)

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Adaptin Bio, Inc (formerly Unite Acquisition 1 Corp.)

Opinion on the financial statements

We have audited the accompanying balance sheets of Adaptin Bio, Inc (formerly Unite Acquisition 1 Corp.) (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholder’s deficit and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced recurring losses from operations, a working capital deficit, and accumulated deficit. Management has indicated that available cash on hand obtained through the merger and private placement offering may not be sufficient to support the Company’s operations for at least twelve months following the issuance of the financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to execute its operating and investing plans depend on the Company’s ability to obtain additional funding through equity offerings and debt financings. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia

April 15, 2025

PCAOB ID# 2983

ADAPTIN BIO, INC. (F/K/A UNITE ACQUISITION 1 CORP.)

BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	December 31,
	2024	2023
ASSETS

Current assets
Cash	$12,619	$380
Total current assets	12,619	380

Total assets	$12,619	$380

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payables	$-	$32,000
Accounts payable and accrued expenses	5,890	58
Accrued interest - note payable - Lucius Partners Opportunity Fund	5,786	-
Note payable - stockholder	-	81,219
Note payable - Lucius Partners Opportunity Fund	275,000	-
Total current liabilities	286,676	113,277

Total liabilities	286,676	113,277

Commitments and contingencies (Note 5)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of December 31, 2024, and 2023	500	500
Accumulated deficit	(274,557)	(113,397)

Total stockholder’s deficit	(274,057)	(112,897)

Total liabilities and stockholder’s deficit	$12,619	$380

The accompanying notes are an integral part of the financial statements.

ADAPTIN BIO, INC. (F/K/A UNITE ACQUISITION 1 CORP.)

STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

	Years Ended December 31,
	2024	2023

General and administrative expenses	155,374	85,593

Loss from operations	(155,374)	(85,593)

Interest expense	5,786	-

Net loss	$(161,160)	$(85,593)

Loss per common share - basic and dilutive net loss	$(0.032)	$(0.017)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

The accompanying notes are an integral part of the financial statements

ADAPTIN BIO, INC. (F/K/A UNITE ACQUISITION 1 CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2023	-	$-	5,000,000	$500	$(27,804)	$(27,304)
Net loss	-	-	-	-	(85,593)	(85,593)
Balance, December 31, 2023	-	-	5,000,000	500	(113,397)	(112,897)
Net loss	-	-	-	-	(161,160)	(161,160)
Balance, December 31, 2024	-	$-	5,000,000	$500	$(274,557)	$(274,057)

The accompanying notes are an integral part of the financial statements.

 ADAPTIN BIO, INC. (F/K/A UNITE ACQUISITION 1 CORP.)

STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Years Ended December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(161,160)	$(85,593)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	(32,000)	17,000
Accounts payable and accrued expenses	5,832	(12,442)
Accrued interest - note payable - Lucius Partners Opportunity Fund	5,786	-
Net cash used in operating activities	(181,542)	(81,035)

Cash flows from financing activities:
Note payable – stockholder repayment	(139,172)	80,915
Note payable – stockholder proceeds	57,953	-
Note payable - Lucius Partners Opportunity Fund	275,000	-
Net cash provided by financing activities	193,781	80,915

Net increase (decrease) in cash and cash equivalents	12,239	(120)

Cash and cash equivalents, beginning of period	380	500

Cash and cash equivalents, end of period	$12,619	$380

Supplemental information:
Taxes paid	$58	$58
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$57,953	$80,915

The accompanying notes are an integral part of the financial statements

ADAPTIN BIO, INC. (F/K/A UNITE ACQUISITION 1 CORP.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

In conjunction with the Merger (see Note 8) in 2025 the Company changed its name to Adaptin Bio, Inc. The Company is dedicated to the development and commercialization of products utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications.

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

Cash

Cash includes all highly liquid instruments with original maturities of three months or less.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”), from its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of December 31, 2024 and 2023, the Company did not have anti-dilutive securities.

Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	Year Ended December 31,
	2024	2023
Legal fees	$36,000	$21,500
Accounting and other professional services	105,907	51,915
Director fees	12,000	12,000
Others	1,466	178
Total	$155,373	$85,593

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

The Company believes there was no other new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of the Company’s financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

Note 3. Capital Stock

Preferred Stock

As of December 31, 2024 and 2023, the Company is authorized to issue 10,000,000 shares of preferred stock, par value of $0.0001. As of December 31, 2024 and 2023, there were NIL shares of preferred stock issued and outstanding. The voting rights, preferences, limitations, or restrictions are subject to approval by the board of directors from time to time.

Common Stock

As of December 31, 2024 and 2023, the Company is authorized to issue 50,000,000 shares of common stock, par value of $0.0001. As of December 31, 2024 and 2023, there were 5,000,000 shares of common stock issued and outstanding. Each stockholder will be entitled to one vote.

Note 4. Income Taxes

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2024	2023

Statutory federal income taxes	21.00%	21.00%
Statutory state income taxes	10.24	13.55
Change in valuation allowance	(31.28)	(34.69)
Total provision	(0.04)%	(0.14)%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2024	2023

Deferred tax assets
Accrued advisory fees	$-	$3,127
Accrued officer compensation	-	6,879
Net operating loss carryforwards – State and Federal	85,817	25,424
Gross deferred tax assets	85,817	35,430
Valuation allowance	(85,817)	(35,430)
Deferred tax assets, net of valuation allowance	$-	$-

As of both years ended December 31, 2024 and 2023, the Company has net operating loss (NOL) carryforwards for federal income tax purposes of $274,495 and $81,335, respectively, which are available to offset future federal taxable income. The Company also has NOLs for state and local income tax purposes, each having balances of $274,321 and $81,219 for the years ended December 2024 and 2023, respectively that are available to offset future taxable income. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns shall be subject to examination by the taxing authorities. The Company has insignificant amounts of income tax expense related to minimum state and city income taxes due to operating losses incurred for the years ended December 31, 2024 and 2023.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $50,387 during the year ended December 31, 2024.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense/(benefit). As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s financial statements. As of December 31, 2024, tax years for 2023 and 2022 are subject to examination by the tax authorities.

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The Note was repaid in the amount of $139,172, utilizing the proceeds from the Promissory Note from LPOF. As of December 31, 2024 and 2023, the amounts due under the note payable was $0 and $81,219, respectively. The expenses paid on behalf of the Company for the years ended December 31, 2024 and 2023 was $57,953 and $80,915, respectively.

Advisory, Accounting, and Administrative Service Agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounts to $5,000 for the years ended December 31, 2024 and 2023. The amount of $10,000 is reflected in related party payable on the balance sheets as of December 31, 2023. The entirety of the related party balance was paid in December 2024. This arrangement was subsequently terminated pursuant to the Merger (see Note 8).

The Company incurred director fees with Nathan Pereira amounting to $12,000 for both years ended December 31, 2024 and 2023. The amount of $22,000 is reflected in related party payable on the balance sheets as of December 31, 2023. The entirety of the related party balance was paid in December 2024.

Note Payable – Lucius Partners Opportunity Fund, LP

On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annual. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses, and general expenses.

The Company recognized accrued interest expense of $5,786 in the balance sheet as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $5,786 of interest expense related to the LPOF Note. There was no such expense for prior period.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $161,160 for the year ended December 31, 2024, has working capital deficit and has an accumulated deficit of $274,557 as of December 31, 2024. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

On February 11, 2025, the Company’s wholly owned subsidiary, Adaptin Acquisition Co., merged with and into Adaptin Bio, Inc. (“Private Adaptin”). Pursuant to this transaction (the “Merger”), Private Adaptin became a wholly owned subsidiary of the Company. As of the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Merger has been approved and consummated.

As of the date on which these financial statements were available to be issued, we believe that the cash on hand and additional investments obtained from the private placement offering completed in conjunction with the Merger (see Note 8) will be inadequate to satisfy Company’s working capital and capital expenditure requirements for at least the next twelve months. The Company intends to continue the conduct of significant development activities in relation to Private Adaptin’s product candidates. Expenses related to these development activities, together with expenses incurred for general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the outcome of this uncertainty.

The Company’s ability to execute its operating plan depends on the Company’s ability to obtain additional funding through equity offerings, debt financings, or other third-party funding. The Company plans to continue to fund its losses from operations through cash on hand, as well as through future equity offerings, debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on its business, operating results and financial condition.

Note 7. Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, which at times, may exceed the Federal Deposit Insurance Coverage of $250,000. The Company holds cash at financial institutions that the Company believes are good credit, quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business.

Note 8.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through April 15, 2025, the issuance date of these financial statements and has not identified any requiring disclosure except as noted below.

Merger Agreement

On February 11, 2025, the Company’s wholly owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed on January 30, 2025, merged with and into Adaptin Bio, Inc. (“Private Adaptin”), a privately held Delaware corporation. Pursuant to this transaction (the “Merger”), Private Adaptin was the surviving corporation and became a wholly owned subsidiary of the Company, and all of the outstanding common stock of Private Adaptin was converted into 3,249,999 shares of the Company’s common stock (the “Post-Merger Shares”).

As a result, the Company ceased to be a shell company and will continue as a public reporting company under the new name, Adaptin Bio, Inc. (“Public Adaptin”). Concurrent with the consummation of the Merger, Private Adaptin changed its name to “Adaptin Bio Operating Corporation” and will continue its existing business operations.

The Merger is expected to be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company, which is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Private Adaptin is treated as the accounting acquirer. This determination was primarily due to the Company being determined to be a shell company in that it did not meet the GAAP definition of a business, did not have more than nominal assets, and did not have more than nominal operations at the time of the Merger. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of a capital transaction in which Private Adaptin is issuing stock for the net assets of the Company. The net assets of the Company will be stated at historical cost, with no goodwill or other intangible assets recorded.

The Offering

On February 11, 2025, concurrent with the closing of the Merger, Public Adaptin issued, in a private placement offering (the “Offering”), 1,080,814 Units (the “Initial Closing”), for an aggregate purchase price of $4,755,582, at a purchase price of $4.40 per Unit, with each Unit consisting of (i) one share of common stock (the “Offering Shares”), (ii) a warrant representing the right to purchase one share of common stock with an exercise price of $4.40 per share and a term of one year from the final closing of the Offering (the “A Warrant”), and (iii) a warrant, representing the right to purchase one-half of a share of common stock, with an exercise price of $6.60 per share and a term of five years from the final closing of the Offering (the “B Warrant,” and together with the A Warrant, the “Warrants”) (such shares of common stock issuable upon the exercise of the Warrants, the “Warrant Shares”).

The offering period commenced on January 8, 2025 and was scheduled to continue until the later of (i) February 28, 2025, unless extended by Public Adaptin and the placement agent; (ii) the date on which the maximum offering amount of approximately $8.5 million (the “Maximum Offering”) is sold by the Public Adaptin; or (iii) on a date mutually agreed upon in writing by Public Adaptin and the placement agent (the “Offering Period”). On February 28, 2025, Public Adaptin and the placement agent agreed to extend the offering period to March 31, 2025.

On March 31, 2025, Public Adaptin issued, in the final closing of the Offering, 319,528 Units (the “Final Closing”), for an aggregate purchase price of $1.4 million.

In connection with the Offering, the placement agent and/or its sub-agents (a) will be paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Cash Fee”), (b) will be paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Expense Allowance”), and (c) will receive (and/or its designees will receive) warrants to purchase a total number of shares of common stock equal to 10.0% of the sum of (i) the number of Offering Shares included in the Units sold in the Offering at that closing and (ii) the number of shares of common stock issuable upon exercise of the Warrants included in the Units sold in the Offering at that closing, with a term expiring seven years after the final closing date of the Offering and an exercise price of $4.40 per share (the “Placement Agent Warrants”). Public Adaptin has agreed to pay certain other expenses of the placement agent, including the fees and expenses of its counsel, in connection with the Offering.

In connection with the Merger, all officers and directors of Public Adaptin and their affiliates and associated entities entered into lock-up agreements with Public Adaptin for a term ending two years after the closing of the Merger, whereby they have agreed to certain restrictions on the sale or disposition (including pledge) of Public Adaptin common stock held by (or issuable to) them. Mr. Nathan Pereira, who was sole officer and director of Public Adaptin prior to the Merger resigned all positions effective at the closing of the Merger.

Registration Rights Agreement

In connection with the Merger and the Offering, Public Adaptin entered into a registration rights agreement, pursuant to which Public Adaptin will file a registration statement with the Securities and Exchange Commission within 60 calendar days after the final closing of the Offering, registering for resale the following: (a) the Offering Shares; (b) the Warrant Shares; (c) the shares of common stock issued or issuable upon exercise of warrants issued to the former holders of Adaptin’s 10% secured promissory notes; (d) the shares of common stock issued to the former holders of Adaptin’s 10% secured subordinated promissory notes; (e) the Post-Merger Shares; (f) shares of common stock issued or issuable upon exercise of the Placement Agent Warrants; and (g) other shares of restricted common stock held by the signatories to the registration rights agreement acquired or issuable in respect of the foregoing shares of common stock by way of conversion, dividend, stock-split, distribution or exchange, merger, consolidation, recapitalization or reclassification or similar transaction.

2025 Equity Incentive Plan

Pursuant to the Merger Agreement, Public Adaptin adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights and performance awards. The 2025 Plan was approved by the Company’s sole stockholder and Board of Directors on February 11, 2025, respectively. Prior to the Initial Closing, the Company’s board of directors reserved a number of shares of common stock equal to 15% of the shares to be outstanding upon each closing of the Offering, up to a maximum aggregate amount of 15% of the fully diluted shares outstanding of Public Adaptin following the final closing of the Offering (assuming exercise or conversion of all then-outstanding common stock equivalents), for the future issuance, at the discretion of the board of directors, of options and other incentive awards to officers, key employees, consultants and directors of Public Adaptin and its subsidiaries.

The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of Public Adaptin’s common stock as of December 31 (calculated on a fully-diluted and as-converted basis), or a number as may be determined by Public Adaptin’s board of directors.

As of the date of this Report, up to 2,196,390 shares of common stock are reserved under the 2025 Plan. Repricing outstanding stock awards is not permitted without the approval of Public Adaptin’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan. The 2025 Plan terminates on February 11, 2035.

Executive Compensation

On February 11, 2025, effective upon the closing of the Merger, Public Adaptin entered into executive employment agreements with three executive officers (each an “Executive” and collectively, the “Executives”). The agreements include customary non-competition, non-solicitation, and confidentiality covenants; establish the Executives’ duties and compensation; and provide for their continued employment with Public Adaptin. The initial term of each of the employment agreements commenced upon the closing of the Merger and continues for terms ranging from two to three years, unless terminated sooner in accordance with the employment agreement. After the initial term expires, the employment agreements will automatically renew for successive one-year terms unless either Public Adaptin or the Executive provides written notice of their intent not to renew at least 90 days prior to the expiration of the then-current term.

Public Adaptin has agreed to pay the Executives annual base salaries of $960,000 in the aggregate, discretionary equity grants and awards, and annual discretionary bonuses based on targeted percentages of each Executive’s base salary.

In the event that Public Adaptin issues additional securities, raising gross aggregate funds of $10,000,000 (in one or more transactions), occurring, if at all, within two years following the Merger (the “Additional Financing Period”), Public Adaptin will grant each Executive options to purchase a number of shares of common stock of Public Adaptin (the “Anti-Dilution Options”) sufficient to ensure that their respective ownership immediately following the Additional Financing Period, on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable) is equal to their respective ownership immediately following the Merger, as determined on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable). The per share exercise price of the Anti-Dilution Options will be equal to the fair market value of a share of Public Adaptin’s common stock on the date of grant, as determined by the board of directors. The Anti-Dilution Options, if any, will become exercisable in four equal annual installments, in each case subject to the continued employment of each Executive with Public Adaptin on the date each such vesting milestone is achieved, and will be subject to the terms of Public Adaptin’s equity incentive plan then in place and a related option grant agreement to be entered between Executive and Public Adaptin.

The employment agreements may be terminated (a) automatically upon the Executive’s death; (b) by Public Adaptin in the event of the Executive’s disability; (c) by Public Adaptin for cause; (d) by Public Adaptin for any reason other than for cause or the Executive’s disability; (e) by the Executive for good reason or no reason; or (f) by the Executive upon 30 days’ written notice to Public Adaptin at any time for any reason, all as defined in the employment agreements.

If the Company terminates the Executive’s employment without cause or if the Executive resigns for good reason, in either case not in connection with a change in control of Public Adaptin, then the Executive will be entitled to separation benefits, consisting of 12-24 months of then-current base salary and continuation of health insurance coverage for 12-18 months, depending on the individual.

If the Company terminates the Executive’s employment without cause or if the Executive resigns for good reason, in connection with a change in control of the Company, then the Executive will be entitled to accelerated vesting of all equity awards, in addition to the separation benefits enumerated above.

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived under these agreements totaled approximately $389,000. Approximately $321,000 had been recorded in accounts payable by the Company as of December 31, 2024.

Transactions with Lucius Partners and Related Persons

On February 11, 2025, the sole holder of common stock of the Company prior to the Merger, Lucius Partners, retained 3,250,000 shares of Public Adaptin common stock after the Merger, after agreeing to cancel and retire 1,750,000 shares of Public Adaptin common stock. In connection with the Merger and Offering, the Company terminated the services agreement with Lucius Partners and fully repaid the unsecured promissory note of $275,000 in addition to other accrued expenses.

Lucius Partners has agreed to provide advisory services to Public Adaptin for two years following the Initial Closing (the “Advisory Period”) and Public Adaptin has agreed to pay to Lucius Partners a cash fee of $180,000 in advance for the first year of advisory services and a cash fee of $45,000 quarterly in advance for the second year of advisory services. The Advisory Period can be renewed for additional one-year periods upon written request by Public Adaptin within 60 days prior to the expiry of any Advisory Period.

Common Stock Issuance

On April 2, 2025, in connection with the execution of a vendor contract, the Company issued 54,348 shares of its common stock. The Company is currently assessing the accounting treatment of this transaction.