Form 10-Q
period 2025-03-31
ADAPTIN BIO, INC.
filed 2025-05-15
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-56583

ADAPTIN BIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-1566415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3540 Toringdon Way, Suite 200, #250, Charlotte, NC	28277
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 609-1498

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2025, the registrant had 8,455,829 shares of common stock issued and outstanding.

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q (this “Report”), unless otherwise stated or the context clearly indicates otherwise, the terms the “Company,” “we,” “us” and “our” refer to Adaptin Bio, Inc., incorporated in the State of Delaware, and its subsidiaries after giving effect to the Merger (as defined below) and the company name change described herein.

The registrant was incorporated as Unite Acquisition 1 Corp. (“Unite Acquisition”) in the State of Delaware on March 10, 2022. Prior to the Merger (as defined below), the registrant was a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

On February 11, 2025, Unite Acquisition’s wholly owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed in the State of Delaware on January 30, 2025 (“Merger Sub”), merged with and into Adaptin Bio, Inc., a privately held Delaware corporation (“Private Adaptin”) formerly known as Centaur Bio Inc. Pursuant to this transaction (the “Merger”), Private Adaptin was the surviving corporation and became the Company’s wholly owned subsidiary, and all of the outstanding stock of Private Adaptin was converted into shares of the combined Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, in connection with the Merger, all of Private Adaptin’s outstanding convertible promissory notes converted into shares of Common Stock at $3.30 per share and all of Private Adaptin’s outstanding warrants became exercisable for shares of Common Stock.

As a result of the Merger, we acquired the business of Private Adaptin and continued its business operations as a public reporting company under the same name, Adaptin Bio, Inc. Concurrent with the consummation of the Merger, Private Adaptin changed its name to “Adaptin Bio Operating Corporation.”

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger have been replaced with the historical financial statements of Private Adaptin prior to the Merger, in this Report.

This Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, which are filed as exhibits hereto and incorporated herein by reference.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024 [1]
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,374,229	$34,085
Prepaid expenses	479,775	11,454
Total Current Assets	2,854,004	45,539

Non-Current Assets:
Deferred equity issuance costs	-	193,876

Total Assets	$2,854,004	$239,415

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable- trade	$327,057	$1,361,081
Accrued expenses	781,683	1,049,910
Convertible notes payable, net of debt issuance costs and discounts	-	1,248,708
Derivative liability arising from convertible notes payable	-	544,957
Accrued interest	-	134,875
Total Current Liabilities	1,108,740	4,339,531

Total Liabilities	1,108,740	4,339,531

Commitments and contingencies (Note 9)

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,401,481 shares issued and outstanding as of March 31, 2025 and 3,249,999 shares issued and outstanding as of December 31, 2024	840	325
Additional paid-in capital	6,471,740	23,791
Accumulated deficit	(4,727,316)	(4,124,232)
Total Stockholders' Equity (Deficit)	1,745,264	(4,100,116)
Total Liabilities and Stockholders' Equity (Deficit)	$2,854,004	$239,415

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating Expenses:
Research and development	$62,133	$198,959
General and administrative	788,325	100,777
Total Operating Expenses	850,458	299,736
Loss from Operations	(850,458)	(299,736)

Other Expense (Income):
Interest expense	72,659	39,563
Loss on change in fair value of derivative liabilities	6,312	133
Gain on extinguishment of debt	(326,345)	-
Total Other Income and Expense	(247,374)	39,696

Net loss before provision for income taxes	(603,084)	(339,432)

Provision for income taxes	-	-

Net loss	$(603,084)	$(339,432)

Net Loss Per Share
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	5,827,039	3,249,999
Diluted	5,827,039	3,249,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2024 – Prior to Recapitalization	1,505	$1	$24,115	$(4,124,232)	$(4,100,116)

Recapitalization	3,248,494	324	(324)	-	-

Balance, December 31, 2024 – Following the Recapitalization	3,249,999	325	23,791	(4,124,232)	(4,100,116)

Equity of Unite Acquisition 1 Corp. at the time of the exchange	5,000,000	500	(500)	(279,746)	(279,746)

Common stock cancelled at the time of the exchange	(1,750,000)	(175)	175	-	-

Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	-	-	(279,746)	279,746	-

Common stock and warrants issued in private placement [2]	1,400,342	140	4,701,004	-	4,701,144

Common stock and warrants issued in connection with debt extinguishment	501,140	50	1,681,116	-	1,681,166

Forgiveness of accrued consulting fees by related parties	-	-	345,900	-	345,900

Net loss	-	-	-	(603,084)	(603,084)

Balance, March 31, 2025	8,401,481	$840	$6,471,740	$(4,727,316)	$1,745,264

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

[2]	Includes gross proceeds of $6,161,505, less issuance costs of $1,460,361.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	3,249,999	$325	$23,791	$(1,001,675)	$(977,559)

Net loss	-	-	-	(339,432)	(339,432)

Balance, March 31, 2024	3,249,999	$325	$23,791	$(1,341,107)	$(1,316,991)

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	March 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(603,084)	$(339,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	53,722	26,666
Change in fair value of derivative liabilities	6,312	133
Gain on extinguishment of debt	(326,345)	-
Changes in operating assets and liabilities:
Prepaid expenses	(468,321)
Accounts payable - trade	(688,124)	277,900
Accrued expenses	(268,226)	(67,859)
Accrued interest - related party	(4,746)	-
Accrued interest	18,936	12,897
Net Cash Used In Operating Activities	(2,279,876)	(89,695)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	-	90,000
Repayment of notes payable- related party	(275,000)	-
Proceeds from issuance of common stock and warrants in private placement	6,161,505	-
Payment of issuance costs related to private placement	(1,266,485)	-
Net Cash Provided By Financing Activities	4,620,020	90,000

Net Increase In Cash and Cash Equivalents	2,340,144	305

Cash and Cash Equivalents - Beginning of Period	34,085	4,754
Cash and Cash Equivalents - End of Period	$2,374,229	$5,059

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$9,584	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	$(279,746)	$-
Common stock cancelled at the time of the exchange	$175	$-
Convertible notes and accrued interest converted into common stock	$1,653,811	$-
Forgiveness of accrued consulting fees by related parties	$345,900	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RISKS AND UNCERTAINTIES

Organization and Operations

Adaptin Bio, Inc., a Delaware corporation, was founded as Centaur Bio Inc. in 2021 and changed its name in 2024 to Adaptin Bio, Inc. and then again in 2025 to Adaptin Bio Operating Corporation (“Private Adaptin”).

On February 11, 2025, Unite Acquisition 1 Corp’s (“Unite”) wholly owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed on January 30, 2025, merged with and into Private Adaptin. Pursuant to this transaction (the “Merger”), Private Adaptin was the surviving corporation and became a wholly owned subsidiary of Unite, and all of the outstanding common stock of Private Adaptin was converted into 3,249,999 shares of Unite’s common stock.

As a result, Unite ceased to be a shell company and will continue as a public reporting company under the new name, Adaptin Bio, Inc. (the “Company”). Concurrent with the consummation of the Merger, Private Adaptin changed its name to “Adaptin Bio Operating Corporation”. The Company is dedicated to the development and commercialization of products utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The Company’s novel technology was originally developed by researchers in the Department of Neurosurgery at Duke University and licensed by the Company in 2023. The Company’s technology is engineered to facilitate the transport of therapeutics to tissues of interest, including the brain, potentially generating improved treatments for solid tumors and central nervous system (“CNS”) disorders.

The Merger was accounted for as a reverse recapitalization as Private Adaptin was determined to be the accounting acquirer under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Please refer to Note 4 - Reverse Recapitalization for additional details of the Merger.

Upon the completion of the Merger between Private Adaptin and Unite, the share, per share value and net loss per share in the accompanying condensed consolidated financial statements for each of the three months ended March 31, 2025 and 2024 were retroactively recast to reflect the exchange ratio pursuant to the Merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months then ended. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of Unite as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”) and the audited financial statements and related disclosures of Private Adaptin as of December 31, 2024 and for the year then ended, which were included as Exhibit 99.1 within the Form 8-K/A filed by the Company on April 15, 2025 with the SEC.

Significant Risks and Uncertainties

The Company is subject to challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry, including, without limitation, risks and uncertainties associated with: its ability to raise additional money to fund its operations for at least the next twelve months as a going concern; its ability to develop its current or any future product candidate; obtaining marketing approval of its product candidate; delays or problems in the supply of its study drug or failure to comply with manufacturing regulations; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing its intellectual property rights and complying with applicable regulatory requirements; and the other risk factors set forth in the Company’s filings with the SEC.

Further, the Company may be impacted by general economic, political, and market conditions, including overall fluctuations in the financial markets in the U.S. and abroad.

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had cash and cash equivalents of $2,374,229 and an accumulated deficit of $4,727,316. The Company intends to continue the conduct of significant development activities that began in 2023 which, together with expenses incurred for general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Management has evaluated the Company’s operating plan against its existing cash and determined that substantial doubt exists about the Company’s ability to support its operations and fund its obligations for the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s ability to execute its operating plan depends on the Company’s ability to obtain additional funding through equity offerings and debt financings. The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the business, operating results and financial condition and its ability to achieve its intended business objectives. Any of these actions could materially harm the business, results of operations and future prospects.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies since those included in the audited financial statements of Private Adaptin for the year ended December 31, 2024, except as disclosed in this note.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to prepaid expenses and accrued liabilities that are measured based on progress toward completion of research and development projects, and the fair value of derivative liabilities.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of March 31, 2025, the Company’s anti-dilutive securities included warrants to purchase an aggregate of 2,583,169 shares of common stock. As of March 31, 2024, there were no anti-dilutive securities.

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single segment, which seeks to develop and commercialize products by utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM, who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company has not yet generated any revenue from product sales.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025 with early adoption permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

4. REVERSE RECAPITALIZATION

The Merger

On February 11, 2025, Unite, through its wholly owned subsidiary Adaptin Acquisition Co., consummated the Merger with Private Adaptin. Pursuant to the Merger, Private Adaptin was the surviving corporation and became a wholly owned subsidiary of Unite, and all of the outstanding common stock of Private Adaptin was converted into 3,249,999 shares of Unite’s common stock. As a result, Unite ceased to be a shell company and will continue as a public reporting company under the new name, Adaptin Bio, Inc. On February 11, 2025, the sole holder of common stock of Unite prior to the Merger, Lucius Partners LLC (“Lucius Partners”), retained 3,250,000 shares of the Company’s common stock after the Merger, after agreeing to cancel and retire 1,750,000 shares of the Company’s common stock.

The Merger is accounted for as a reverse recapitalization under U.S. GAAP. This determination was primarily due to Unite being determined to be a shell company in that it did not meet the U.S. GAAP definition of a business, did not have more than nominal assets, and did not have more than nominal operations at the time of the Merger. Under this method of accounting, Unite is treated as the “acquired” company for financial reporting purposes. Accordingly, the condensed consolidated financial statements of the Company represent a continuation of the financial statements of Private Adaptin, with the Merger being treated as the equivalent of Private Adaptin issuing stock for the net assets of Unite, accompanied by a recapitalization. The net assets of Unite are stated at historical cost, with no goodwill or other intangible assets recorded and are consolidated with Private Adaptin’s financial statements on the Merger closing date. Results of operations prior to the Merger are presented as those of Private Adaptin. The shares and net loss per share, prior to the Merger, have been retroactively restated to reflect the common stock exchange ratio of 2,159.47-for-1, as established in the Merger. At the time of the Merger, the stockholders’ deficit of Unite of $279,746 was reclassified to additional paid-in capital.

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Offering

On February 11, 2025, concurrent with the Merger, the Company issued, in a private placement offering (the “Offering”), 1,080,814 Units (the “Initial Closing”), for an aggregate purchase price of $4,755,582, at a purchase price of $4.40 per Unit, with each Unit consisting of (i) one share of common stock (the “Offering Shares”), (ii) a warrant representing the right to purchase one share of common stock with an exercise price of $4.40 per share and a term of one year from the final closing of the Offering (the “A Warrant”), and (iii) a warrant, representing the right to purchase one-half of a share of common stock, with an exercise price of $6.60 per share and a term of five years from the final closing of the Offering (the “B Warrant,” and together with the A Warrant, the “Warrants”) (such shares of common stock issuable upon the exercise of the Warrants, the “Warrant Shares”).

The offering period commenced on January 8, 2025 and was scheduled to continue until the later of (i) February 28, 2025, unless extended by the Company and the placement agent; (ii) the date on which the maximum offering amount of approximately $8.5 million (the “Maximum Offering”) is sold by the Company; or (iii) on a date mutually agreed upon in writing by the Company and the placement agent (the “Offering Period”). On February 28, 2025, the Company and the placement agent agreed to extend the offering period to March 31, 2025. On March 31, 2025, the Company issued, in the final closing of the Offering, 319,528 Units for an aggregate purchase price of $1,405,923.

In connection with the Offering, the placement agent and/or its sub-agents (a) will be paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Cash Fee”), (b) will be paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Expense Allowance”), and (c) will receive (and/or its designees will receive) warrants to purchase a total number of shares of common stock equal to 10.0% of the sum of (i) the number of Offering Shares included in the Units sold in the Offering at that closing and (ii) the number of shares of common stock issuable upon exercise of the warrants included in the Units sold in the Offering at that closing, with a term expiring seven years after the final closing date of the Offering and an exercise price of $4.40 per share (the “Placement Agent Warrants”). The Company has agreed to pay certain other expenses of the placement agent, including the fees and expenses of its counsel, in connection with the Offering.

In connection with the Merger, all officers and directors of the Company and their affiliates and associated entities entered into lock-up agreements with the Company for a term ending two years after the closing of the Merger, whereby they have agreed to certain restrictions on the sale or disposition (including pledge) of the Company common stock held by (or issuable to) them.

During the three months ended March 31, 2025, in connection with the Offering, the Company issued 1,400,342 shares of common stock, investor Warrants to purchase 2,100,513 Warrant Shares and Placement Agent Warrants to purchase 350,086 shares of common stock. In connection with the Offering, the Company raised gross proceeds of $6,161,505 and incurred equity issuance costs of $1,460,361, resulting in net proceeds of $4,701,144. The investor Warrants and Placement Agent Warrants were determined to be equity-classified.

Conversion of Exchange Notes and 2024 Notes

At the Initial Closing, $1,500,000 aggregate principal amount of Private Adaptin’s exchange notes, which were issued by Private Adaptin in December 2024 to the holders of 10% secured promissory notes issued to investors in 2023 (the “Exchange Notes”), and Private Adaptin’s 10% secured subordinated convertible promissory notes issued to investors in 2024 (the “2024 Convertible Debt”), plus accrued interest thereon, automatically converted into shares of the Company’s common stock at a conversion price of $3.30 per share, or 501,140 shares of common stock (the “Note Conversion Shares”), and the holders of the Exchange Notes were issued, pursuant to existing agreements, warrants to purchase up to 132,570 shares of the Company’s common stock at an exercise price of either $3.30 or $4.40 per share and with a term of five years. These transactions were accounted for as debt extinguishments and, as a result, the Company derecognized the net carrying value of the debt of $2,007,510 (which included principal of $1,500,000, accrued interest of $153,811, debt discount and debt issuance costs of $197,570 and derivative liabilities of $551,269) and recorded the reacquisition price of $1,681,165 (which included common stock and equity-classified warrants with a fair value of $1,433,259 and $247,906, respectively), such that the Company recognized a gain on extinguishment of $326,345.

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES

Accrued expenses are composed of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Accrued research and development	$678,278	$968,130
Accrued professional fees	17,200	16,200
Accrued consulting fees	15,000	18,392
Accrued legal fees	58,629	46,888
Accrued expenses - other	12,576	-
Accrued franchise taxes	-	300
	$781,683	$1,049,910

6. STOCKHOLDERS’ EQUITY

See Note 4 – Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

2025 Equity Incentive Plan

On February 11, 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights and performance awards. The 2025 Plan was approved by the Company’s shareholders and Board of Directors on February 11, 2025. Prior to the Initial Closing, the Company’s board of directors reserved a number of shares of common stock equal to 15% of the shares to be outstanding upon each closing of the Offering, up to a maximum aggregate amount of 15% of the fully diluted shares outstanding of the Company following the final closing of the Offering (assuming exercise or conversion of all then-outstanding common stock equivalents), for the future issuance, at the discretion of the board of directors, of options and other incentive awards to officers, key employees, consultants and directors of the Company and its subsidiaries.

The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of the Company’s common stock as of December 31 (calculated on a fully-diluted and as-converted basis), or a number as may be determined by the Company’s board of directors.

As of March 31, 2025, up to 1,938,468 shares of common stock are reserved under the 2025 Plan. As of March 31, 2025, there were no options outstanding under the 2025 Plan. Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan. The 2025 Plan terminates on February 11, 2035.

Warrants

See Note 4 – Reverse Recapitalization for details associated with the issuance of warrants, including their term and how they are accounted for.

As of March 31, 2025, there were outstanding and exercisable warrants to purchase an aggregate of 2,583,169 shares of common stock at a weighted average exercise price of $4.96 per share. The warrants had a weighted average remaining contractual term of 3.0 years as of March 31, 2025.

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS

In connection with the Merger and Offering, Unite terminated the then-existing services agreement with Lucius Partners and fully repaid the unsecured promissory note of $275,000 and accrued interest of $9,584.

Following the Merger, the Company and Lucius Partners entered into a new professional services agreement whereby Lucius Partners agreed to provide advisory services to the Company for two years following the Initial Closing (the “Advisory Period”). In connection with the agreement, the Company paid a cash fee of $180,000 to Lucius Partners in advance for the first year of advisory services and will pay a cash fee of $45,000 per quarter in advance for the second year of advisory services. The Advisory Period can be renewed for additional one-year periods upon written request by the Company within 60 days prior to the expiry of any Advisory Period.

See Note 9 – Commitments and Contingencies – Executive Compensation for details associated with the forgiveness of debt by related parties.

8. FAIR VALUE

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2025. Accordingly, the estimates presented in these condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1:

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2:

Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:

Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, notes payable and accrued interest approximate their fair market value based on the short-term maturity of these instruments.

Level 3 liabilities measured at fair value on a recurring basis include bifurcated embedded redemption features in convertible debt (see Note 4 – Reverse Recapitalization), which had a fair value of $0 and $544,957 as of March 31, 2025 and December 31, 2024, respectively.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2025:

2025
Beginning balance as of January 1,	$544,957
Change in fair value	6,312
Extinguishment of convertible notes payable	(551,269)
Ending balance as of March 31,	$-

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. commitments and contingencies

Litigation

While there is currently no ongoing litigation, the Company may, from time to time, be involved in various legal matters that arise in the ordinary course of business. Should matters arise, management will then make a determination as to the ultimate disposition of these matters and measure if it could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Executive Compensation

On February 11, 2025, effective upon the closing of the Merger, the Company entered into executive employment agreements with three executive officers (each an “Executive” and collectively, the “Executives”). The agreements include customary non-competition, non-solicitation, and confidentiality covenants; establish the Executives’ duties and compensation; and provide for their continued employment with the Company. The initial term of each of the employment agreements commenced upon the closing of the Merger and continues for terms ranging from two to three years, unless terminated sooner in accordance with the employment agreement. After the initial term expires, the employment agreements will automatically renew for successive one-year terms unless either the Company or the Executive provides written notice of their intent not to renew at least 90 days prior to the expiration of the then-current term.

The Company has agreed to pay the Executives annual base salaries of $960,000 in the aggregate, discretionary equity grants and awards, and annual discretionary bonuses based on targeted percentages of each Executive’s base salary.

In the event that the Company issues additional securities, raising gross aggregate funds of $10,000,000 (in one or more transactions), occurring, if at all, within two years following the Merger (the “Additional Financing Period”), the Company will grant each Executive options to purchase a number of shares of common stock of the Company (the “Anti-Dilution Options”) sufficient to ensure that their respective ownership immediately following the Additional Financing Period, on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable) is equal to their respective ownership immediately following the Merger, as determined on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable). The per share exercise price of the Anti-Dilution Options will be equal to the fair market value of a share of the Company’s common stock on the date of grant, as determined by the board of directors. The Anti-Dilution Options, if any, will become exercisable in four equal annual installments, in each case subject to the continued employment of each Executive with the Company on the date each such vesting milestone is achieved, and will be subject to the terms of the Company’s equity incentive plan then in place and a related option grant agreement to be entered between Executive and the Company.

The employment agreements may be terminated (a) automatically upon the Executive’s death; (b) by the Company upon disability, for cause or not for cause; or (c) by the Executive for good reason or no reason; all as defined in the employment agreements.

If the Company terminates the Executive’s employment without cause or if the Executive resigns for good reason, then the Executive will be entitled to separation benefits, consisting of 12-24 months of then-current base salary and continuation of health insurance coverage for 12-18 months, depending on the individual.

If the Company terminates the Executive’s employment without cause or if the Executive resigns for good reason, in connection with a change in control of the Company, then the Executive will be entitled to accelerated vesting of all equity awards, in addition to the separation benefits enumerated above.

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived under this agreement totaled $345,900. As of March 31, 2025 and December 31, 2024, $0 and $313,850, respectively, was included in accounts payable related to the consulting fee liability. Given that the liability was forgiven by members of management of the Company who were deemed to be related parties, the transaction was accounted for as a contribution of capital and, as a result, the Company recognized additional paid-in capital of $345,900 during the three months ended March 31, 2025 in connection with the debt forgiveness.

10. SUBSEQUENT EVENTS

Common Stock Issuance

On April 2, 2025, in connection with the execution of a vendor contract, the Company issued 54,348 shares of its common stock. The Company is currently assessing the accounting treatment of this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with the audited condensed consolidated financial statements and related notes thereto of Private Adaptin for the year ended December 31, 2024 included as part of our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025.

Unless the context otherwise requires, all references in this Form 10-Q to “we,” “us,” or “our” refer to Private Adaptin prior to the consummation of the Merger and to public reporting company Adaptin Bio, Inc., formerly Unite Acquisition, following the consummation of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our Current Report on Form 8-K filed with the SEC on February 11, 2025 (“Form 8-K”).

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

As discussed elsewhere in this Report, on February 11, 2025, our wholly owned subsidiary, Adaptin Acquisition Co., merged with and into Private Adaptin. In connection with the Merger, Private Adaptin became a wholly owned subsidiary of the Company, and the Company changed its name to Adaptin Bio, Inc.

Because our historical financial statements as of period ends, and for periods ended, prior to the Merger have been replaced with the historical financial statements of Private Adaptin prior to the Merger, the following discussion and analysis for the three months ended March 31, 2024 is exclusively attributable to the operations of Private Adaptin. The following discussion and analysis for the three months ended March 31, 2025 is exclusively attributable to the operations of the Company, including the operations that occurred after the Merger. The entirety of this discussion and analysis should be read in conjunction with Private Adaptin’s financial statements for the years ended December 31, 2024 and 2023 and the related notes thereto, which have been prepared in accordance with GAAP and previously filed with the SEC. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Overview of the Company

We were incorporated in the State of Delaware on March 10, 2022. From inception through the date of the Merger, the Company was engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and focused its efforts to identify a possible business combination.

As of December 31, 2024, the Company was considered to be a “blank check” company. The SEC defines those companies as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and that is issuing a penny stock, as defined in in Rule 3a51-1 under the Exchange Act. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. As of December 31, 2024, the Company was also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. As a result of the Merger, we have ceased to be a shell company.

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

From inception through the date of the Merger, the Company did not conduct any active operations, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. Notwithstanding the Merger, we expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates.

Business Overview

We are a biopharmaceutical company pioneering a transformational approach to enhancing the transfer of therapeutics into the brain, facilitating the treatment of brain cancers and other unmet medical conditions. Our precision medicine technology, originally developed by researchers in the Department of Neurosurgery at Duke University, harnesses the human immune system’s ability to target, recognize, destroy or deliver therapeutics to specific cells, including cancer cells. Our mission is to be the global leader and pioneer of this new treatment paradigm, integrating recombinant technology, gene therapy and cell therapy to address the challenges of targeting and delivering effective therapies, including to the brain for cancer and other CNS indications.

We are closely working with the researchers at Duke University to translate preclinical proof of concept data of our proprietary platform technology, the BRiTE Platform, into human clinical trials. BRiTE is a translatable method to specifically target malignant glioma using a tumor-specific, fully human bispecific antibody that redirects patients' own T cells to recognize and destroy tumor cells. Our first application of BRiTE is APTN-101, a proprietary EGFRvIII x CD3 bispecific T cell engager, that is able to eliminate malignant glioma tumors in a variety of aggressive preclinical orthotopic tumor models. We designed APTN-101 to specifically redirect T cells against tumors expressing a well-characterized, mutated form of EGFR on a number of tumor types, including glioblastoma, breast and lung cancer. APTN-101 has been recently accepted under an investigator-led IND to begin first-in-human studies in brain cancer. Our goal is to complete preclinical studies on additional product candidates and file multiple INDs.

Duke University Exclusive Licensing Agreement

Effective January 11, 2023, we entered into a patent license agreement (the “Duke License”) with Duke University, whereby Duke University granted us an exclusive license with a right to sublicense the precision medicine technology, which we intend to develop using our BRiTE Platform. As part of the consideration for the license, we issued Duke 75 shares of Private Adaptin common stock (that were then valued at $175.86 per share, or $13,189, representing 5% of Private Adaptin’s then issued and outstanding common stock on a fully diluted basis). As a result of the Merger and recapitalization, Duke University now holds 161,961 shares of our common stock, or approximately 1% of the outstanding shares of the Company on a fully diluted basis. We also agreed to make milestone payments and pay royalties to Duke University, as well as to reimburse Duke University for prior patent expenses, as set forth in more detail below.

Bridge Financings

We raised bridge financing through the offer and sale (a) in 2023 of $500,000 principal amount of our 10% Secured Promissory Notes (the “2023 Bridge Notes”), including warrants to purchase up to 56,815 shares of our common stock at an exercise price of $4.40 per share and (b) in 2024 of $1,000,000 principal amount of its 10% Secured Subordinated Convertible Promissory Notes (the “2024 Bridge Notes”), which in each case were sold to a limited number of accredited investors pursuant to Regulation D under the Securities Act. In December 2024, the 2023 Bridge Notes were cancelled and exchanged for $500,000 principal amount of the 10% Secured Convertible Promissory Notes (the “Exchange Notes”). In connection with the note exchange, the holders of the 2023 Bridge Notes were also issued warrants to purchase up to 75,755 shares of our common stock at an exercise price of $3.30 per share. The Exchange Notes, collectively with the 2024 Bridge Notes, are referred to herein as the “Bridge Notes”.

The Merger

On February 11, 2025, we and our wholly owned subsidiary, Merger Sub, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Private Adaptin. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Adaptin, with Private Adaptin continuing as the surviving corporation and our wholly owned subsidiary. Pursuant to the Merger, all of the outstanding stock of Private Adaptin was converted into shares of our common stock. In addition, in connection with the Merger, all of Private Adaptin’s Bridge Notes converted into shares of our common stock at $3.30 per share and all of Private Adaptin’s outstanding warrants became exercisable for shares of our common stock. In connection with the Merger, Private Adaptin was renamed Adaptin Bio Operating Company and our name was changed to Adaptin Bio, Inc.

The Merger was accounted for as a “reverse merger” or “reverse acquisition,” and Private Adaptin is deemed to be the acquirer in the reverse merger. As a result of the issuance of the shares of our common stock pursuant to the Merger, a change in control of Private Adaptin occurred as of the Closing Date of the Merger.

Since the commencement of Private Adaptin’s operations, substantially all resources have been devoted to supporting product development efforts, raising capital to support and expand such activities, and providing general and administrative support for these operations. We operate our business using a significant outsourcing model. As such, our team is composed of a small group of employees who direct a significantly large number of team members, including vendors and consultants, to enable execution of our operational plans. We do not currently have any products approved for sale, and we will continue to incur significant research and development and general administrative expenses related to our operations.

The Offering

Concurrent with the closing of the Merger, we sold, in an initial closing (the “Initial Closing”) of a private placement offering (the “Offering”), 1,080,814 units (the “Units”) at a purchase price of $4.40 per Unit, for an aggregate purchase price of $4,755,582, with each Unit consisting of (i) one share of common stock, (ii) a one-year warrant to purchase one share of our common stock at an exercise price of $4.40 per share, and (iii) a five-year warrant to purchase one-half of a share of our common stock at an exercise price of $6.60 per share. On March 31, 2025, we sold, in the final closing of our Offering, 319,529 Units for an aggregate purchase price of $1,405,923.

Operations Overview

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2025, we recorded a net loss of $603,084. As of March 31, 2025, we had an accumulated deficit of $4,727,316. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates. As of March 31, 2025 and December 31, 2024, we had $2,374,229 and $34,085 in cash and cash equivalents, respectively.

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

The Macroeconomic Climate

The recent economic trends and political changes, including the proposed implementation of a tariff structure, may materially adversely affect our business and corresponding financial position and cash flows. While inflationary factors have trended down and interest rates are beginning to trend down, they still may impact our overhead costs and may adversely affect our operating results. While interest rates have recently been trending down, they remain high and present a challenge impacting the United States and global economies. Recent volatility in the major stock indices could also present challenges in accessing additional capital. Such factors could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future on our operating costs, including our labor, due to supply chain constraints, consequences associated with pandemics or public health situations, the Russia-Ukraine war, and other U.S. geopolitical issues, such as the proposed tariff structures, affecting other territories and employee availability and wage increases, all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of fees paid to third-party service providers and, in 2025, personnel costs and other personnel-related compensation expenses. Research and development costs are expensed as incurred. We expense research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

To date, substantially all our research and development expenses have been related to the licensing and preclinical development of APTN-101. As we progress, we expect our research and development costs to increase for additional preclinical and clinical development of APTN-101 in GBM.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming and is subject to uncertainties and delays. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

General and Administrative Expenses

General and administrative expenses include expenses for executive compensation and related costs, outside professional services and other general administrative expenses. Outside professional services consist of patent maintenance expenses, legal, accounting, insurance and audit services and other consulting fees.

We also expect to continue to incur expenses as a public company, including expenses related to compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

Interest Expense

Interest expense primarily consists of contractual debt interest expense, the amortization of debt issuance costs and the amortization of discounts arising from bifurcated derivative liabilities.

Results of Operations

Three Months Ended March 31, 2025 Compared With Three Months Ended March 31, 2024

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change

OPERATING EXPENSES:
Research and development	$62,133	$198,959	$(136,826)	-69%
General and administrative	788,325	100,777	687,548	682%
Total Operating Expenses	850,458	299,736	550,722	184%

LOSS FROM OPERATIONS	(850,458)	(299,736)	(550,722)	184%

Interest expense	72,659	39,563	33,096	84%
Loss on change in fair value of derivative liabilities	6,312	133	6,179	4646%
Gain on extinguishment of debt	(326,345)	-	(326,345)	100%
Total Other (Income) and Expense	(247,374)	39,696	(287,070)	-723%

NET LOSS	$(603,084)	$(339,432)	$(263,652)	78%

Research and Development Expenses

Research and development expenses decreased by $136,826, or 69%, for the three months ended March 31, 2025 when compared to the corresponding period of 2024. During 2025, the decrease in research and development expenses are primarily associated with nearing completion on our repeat-dose toxicology study of APTN-101 that began in late 2023 along with costs related to our assay development program. Offsetting those decreases were increases in post-Merger compensation costs for research and development personnel. Costs incurred during the three months ended March 31, 2024 consist primarily of costs for the ongoing assay development and repeat-dose toxicology studies.

General and Administrative Expenses

General and administrative expenses increased by $687,548, or 682%, for the three months ended March 31, 2025 when compared to the corresponding period of 2024. The increase was primarily related to increases in legal, accounting and consulting costs related to the Merger of approximately $0.5 million, increases in post-Merger compensation costs for our executive officers of approximately $0.1 million and increases in our insurance costs as a public company. Costs incurred during the three months ended March 31, 2024 consist primarily of consulting fees and accounting costs.

Interest Expense

Interest expense increased $33,096 for the three months ended March 31, 2025 when compared to the corresponding period of 2024. The increase in interest expense was related to the issuance of $1,000,000 in 2024 Bridge Notes and the interest accrued, debt issuance costs amortization, discounts related to derivative liability amortization and related costs.

Other Income and Expense

Upon issuance of the 2024 Bridge Notes and based on the information then currently available, we recorded a bifurcated derivative liability related to the embedded redemption feature of this debt of $333,333. In December 2024, we also recorded a bifurcated derivative liability related to the Exchange Notes executed by holders of the 2023 Bridge Notes of $194,537. At the date of the Merger, the carrying value of the derivative liability totaled $551,270, after giving effect to the change in fair value of $6,312 for the three months ended March 31, 2025, compared to $133 for the three months ended March 31, 2024. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of Exchange Notes and 2024 Bridge Notes, plus accrued interest thereon, automatically converted into shares of our common stock. As a result of the conversion, we recorded a gain on debt extinguishment of $326,345.

Liquidity and Capital Resources

As set forth above, in 2023 and 2024, we raised bridge financing through the offer and sale of $1,500,000 of Bridge Notes. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of outstanding Bridge Notes, plus accrued interest thereon, converted automatically into shares of our common stock at a conversion price of $3.30 per share, or 501,140 shares of common stock in the aggregate, and the holders of the 2023 Bridge Notes were issued, pursuant to existing agreements, warrants to purchase up to 132,570 shares of our common stock at an exercise price of $3.30 or $4.40 per share and with a term of five years. Further, as set forth above, we raised gross proceeds in our Offering of $6,161,505 through the issuance of Units.

Accordingly, as of March 31, 2025, we had cash and cash equivalents, working capital and accumulated deficit of $2,374,229, $1,745,264 and $4,727,316, respectively. As of December 31, 2024, we had cash and cash equivalents, working capital deficit and accumulated deficit of $34,085, $4,293,992 and $4,124,232, respectively.

Based on our current operating plan, we anticipate that our existing cash balance will not be sufficient to fund our operating activities for the next twelve months and, as such, substantial doubt exists about our ability to support our operations and fund our obligations for next twelve months from the date of issuance of these condensed consolidated financial statements. We plan to continue to fund our losses from operations through cash on hand, as well as through future equity offerings and debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(2,279,876)	$(89,695)	$(2,190,181)	2442%
Financing activities	4,620,020	90,000	4,530,020	5033%
Net increase in cash and cash equivalents	$2,340,144	$305	2,339,839	767160%

Net Cash Used in Operating Activities

For the three months ended March 31, 2025 and 2024, we used cash of $2,279,876 and $89,695, respectively, in operations. Our cash use for the three months ended March 31, 2025 was primarily attributable to our net loss of $603,084, adjusted for net non-cash expenses in the aggregate amount of $266,311, plus $1,410,481 of net cash used in changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2024 was primarily attributable to our net loss of $339,432, adjusted for net non-cash expenses in the aggregate amount of $26,799, and $222,938 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $4,620,020, of which, $6,161,505 was provided by offering proceeds related to the sale of Units in the Offering, offset by $1,266,485 of payments of equity issuance costs and $275,000 of repayment of notes payable to a related party. During the three months ended March 31, 2024, cash provided by financing activities was $90,000 related to the issuance of notes payable.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of APTN-101. We expect to incur an increase in general and administrative expenses in 2025 primarily related to supporting our increasing research and development activities and being a publicly held company with the resulting professional fees, personnel and regulatory compliance related costs. We expect to incur increasing operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize APTN-101 or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

The timing and amount of our operating expenditures will depend largely on:

●	the timing, progress and results of our ongoing and planned preclinical and clinical development activities for APTN-101 in GBM;

●	the scope, progress, results and costs of preclinical development, testing and clinical trials of APTN-101 for any additional indications;

●	the ability of our vendors and third-party service providers to accurately forecast expenses and deliver on expectations;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the extent to which we acquire or in-license other product candidates and technologies.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness, among other items. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition and results of operations.

Contractual Obligations and Commitments

Duke License

In January 2023, we entered into the Duke License for an exclusive, world-wide, sub-licensable license to precision medicine technology. As a component of the Duke License, we agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of March 31, 2025, we had not met any milestones as defined in the agreement and, accordingly, have recorded no expense or liability related to such payments.

We also agreed to pay royalties equal to low- to mid- single-digit percentages of annual net sales on a country-by-country and product-by-product basis subject to downward adjustment to low single-digit percentages of our net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established. We also must pay Duke low to mid-double-digit percentages of any sublicensing fees as set forth in the Duke License. We have not recorded and do not owe any royalties or sublicensing fees for the three months ended March 31, 2025.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of derivative liabilities and with accrued liabilities that are measured based on progress toward completion of research and development projects.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these condensed consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with GAAP.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on this evaluation, and as a result of the material weaknesses described below, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or unaudited interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2024 and continued to exist as of March 31, 2025. Our material weaknesses include the lack of adequate segregation of accounting functions, insufficient evidence of board pre-approvals of transactions, errors in accounting for non-routine transactions, authorization of related party transactions and errors in the accounting of tax provisions.

Management’s Plan to Remediate the Material Weaknesses

Management will aim to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting consultants and/or personnel, and designing and implementing financial reporting systems, processes, policies and internal control. We also will continue to monitor our internal control over financial reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary to our disclosure controls and procedures and internal controls as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls or internal controls will be remediated until such time as we have added additional resources, including additional accounting and administrative staff and/or consultants, allowing for improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses in internal control over financial reporting described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(f) under the Exchange Act that occurred during the period covered by this Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined in Item 10 of Regulation S-K (17 CFR § 229.10(f)(1), we are not required to include risk factors in this Report.

ITEM 5. OTHER INFORMATION.

No director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit					Incorporated by Reference (Unless Otherwise Indicated)
Number	Description	Form	File	Exhibit	Filing Date
2.1§	Agreement and Plan of Merger and Reorganization among the Company, Adaptin Acquisition Co., and Adaptin Bio, Inc.	8-K	000-56583	2.1	February 18, 2025
3.1	Certificate of Merger relating to the merger of Adaptin Acquisition Co. with and into Adaptin Bio, Inc., filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.1	February 18, 2025
3.2	Amended and Restated Certificate of Incorporation of Unite Acquisition 1 Corp., as filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.2	February 18, 2025
3.3	Amended and Restated Bylaws	8-K	000-56583	3.3	February 18, 2025
4.1	Form of Placement Agent Warrant	8-K	000-56583	4.3	February 18, 2025
4.2	Form of Common A Warrant	8-K	000-56583	4.4	February 18, 2025
4.3	Form of Common B Warrant	8-K	000-56583	4.5	February 18, 2025
10.1+	Advisory Services Agreement, dated as of February 11, 2025, by and between the Company and Lucius Partners LLC	8-K	000-56583	10.4	February 18, 2025
10.2	Form of Lock-Up Agreement	8-K	000-56583	10.5	February 18, 2025
10.3	Form of Indemnity Agreement	8-K	000-56583	10.6	February 18, 2025
10.4	Form of Subscription Agreement by and among the Company and the parties thereto	8-K	000-56583	10.7	February 18, 2025
10.5	Form of Registration Rights Agreement, by and between the Company and the parties thereto	8-K	000-56583	10.8	February 18, 2025
10.6+	2025 Equity Incentive Plan and Form of Award Agreements	8-K	000-56583	10.9	February 18, 2025
10.7+	Executive Employment Agreement by and between the Company and Simon C. Pedder, dated February 11, 2025	8-K	000-56583	10.10	February 18, 2025

10.8+	Executive Employment Agreement by and between the Company and Michael J. Roberts, dated February 11, 2025	8-K	000-56583	10.11	February 18, 2025
10.9+	Executive Employment Agreement by and between the Company and Timothy L. Maness, dated February 11, 2025	8-K	000-56583	10.12	February 18, 2025
10.10+	Executive Employment Agreement by and between the Company and L. Arthur Hewitt, dated February 11, 2025	8-K	000-56583	10.13	February 18, 2025
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Furnished herewith
101	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL)	--	--	--	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	--	--	--	Filed herewith

§	Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
Timothy L. Maness
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)