Form 10-Q
period 2025-06-30
ADAPTIN BIO, INC.
filed 2025-08-14
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 8,455,829 shares of common stock issued and outstanding.

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,351,519	$34,085
Prepaid expenses	311,116	11,454
Total Current Assets	1,662,635	45,539

Non-Current Assets:
Deferred equity issuance costs	-	193,876

Total Assets	$1,662,635	$239,415

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable - trade	$666,570	$1,361,081
Accrued expenses	521,656	1,049,910
Convertible notes payable, net of debt issuance costs and discounts	-	1,248,708
Derivative liability arising from convertible notes payable	-	544,957
Accrued interest	-	134,875
Total Current Liabilities	1,188,226	4,339,531

Total Liabilities	1,188,226	4,339,531

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,455,829 shares issued and outstanding as of June 30, 2025 and 3,249,999 shares issued and outstanding as of December 31, 2024 [1]	846	325
Additional paid-in capital	6,721,734	23,791
Accumulated deficit	(6,248,171)	(4,124,232)
Total Stockholders’ Equity (Deficit)	474,409	(4,100,116)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,662,635	$239,415

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating Expenses:
Research and development	$340,334	$685,028	$402,467	$883,987
General and administrative	1,180,521	82,292	1,968,846	183,069
Total Operating Expenses	1,520,855	767,320	2,371,313	1,067,056
Loss from Operations	(1,520,855)	(767,320)	(2,371,313)	(1,067,056)

Other Expense (Income):
Interest expense	-	49,045	72,659	88,608
Change in fair value of derivative liabilities	-	2,373	6,312	2,506
Gain on extinguishment of debt	-	-	(326,345)	-
Total Other Income and Expense	-	51,418	(247,374)	91,114

Net Loss Before Provision for Income Taxes	(1,520,855)	(818,738)	(2,123,939)	(1,158,170)

Provision for income taxes	-	-	-	-

Net Loss	$(1,520,855)	$(818,738)	$(2,123,939)	$(1,158,170)

Net Loss Per Share
Basic	$(0.18)	$(0.25)	$(0.30)	$(0.36)
Diluted	$(0.18)	$(0.25)	$(0.30)	$(0.36)

Weighted Average Common Shares Outstanding:
Basic [1]	8,454,634	3,249,999	7,148,094	3,249,999
Diluted [1]	8,454,634	3,249,999	7,148,094	3,249,999

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2024 – Prior to Recapitalization	1,505	$1	$24,115	$(4,124,232)	$(4,100,116)

Recapitalization	3,248,494	324	(324)	-	-

Balance, December 31, 2024 – Following the Recapitalization	3,249,999	$325	$23,791	$(4,124,232)	$(4,100,116)

Equity of Unite Acquisition 1 Corp. at the time of the exchange	5,000,000	500	(500)	(279,746)	(279,746)

Common stock cancelled at the time of the exchange	(1,750,000)	(175)	175	-	-

Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	-	-	(279,746)	279,746	-

Common stock and warrants issued in private placement [2]	1,400,342	140	4,701,004	-	4,701,144

Common stock and warrants issued in connection with debt extinguishment	501,140	50	1,681,116	-	1,681,166

Forgiveness of accrued consulting fees by related parties	-	-	345,900	-	345,900

Net loss	-	-	-	(603,084)	(603,084)

Balance, March 31, 2025	8,401,481	$840	$6,471,740	$(4,727,316)	$1,745,264

Shares issued in exchange for services	54,348	6	249,994	-	250,000

Net loss	-	-	-	(1,520,855)	(1,520,855)

Balance, June 30, 2025	8,455,829	$846	$6,721,734	$(6,248,171)	$474,409

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

[2]	Includes gross proceeds of $6,161,505, less issuance costs of $1,460,361.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended June 30, 2024
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	3,249,999	$325	$23,791	$(1,001,675)	$(977,559)

Net loss	-	-	-	(339,432)	(339,432)

Balance, March 31, 2024	3,249,999	$325	$23,791	$(1,341,107)	$(1,316,991)

Net loss	-	-	-	(818,738)	(818,738)

Balance, June 30, 2024	3,249,999	$325	$23,791	$(2,159,845)	$(2,135,729)

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(2,123,939)	$(1,158,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	53,722	49,547
Change in fair value of derivative liabilities	6,312	2,506
Gain on extinguishment of debt	(326,345)	-
Shares issued in exchange for services	250,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(299,661)	-
Accounts payable - trade	(348,611)	211,342
Accrued expenses	(528,254)	568,737
Accrued interest	14,190	32,518
Net Cash Used In Operating Activities	(3,302,586)	(293,520)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	-	312,542
Repayment of notes payable - related party	(275,000)	-
Proceeds from issuance of common stock and warrants in private placement	6,161,505	-
Payment of issuance costs related to private placement	(1,266,485)	-
Net Cash Provided By Financing Activities	4,620,020	312,542

Net Increase In Cash and Cash Equivalents	1,317,434	19,022

Cash and Cash Equivalents - Beginning of Period	34,085	4,754
Cash and Cash Equivalents - End of Period	$1,351,519	$23,776

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$9,584	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	$(279,746)	$-
Common stock cancelled at the time of the exchange	$175	$-
Convertible notes and accrued interest converted into common stock	$1,653,811	$-
Forgiveness of accrued consulting fees by related parties	$345,900	$-

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

On February 11, 2025, Unite Acquisition 1 Corp.’s (“Unite”) wholly owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed on January 30, 2025, merged with and into Private Adaptin. Pursuant to this transaction (the “Merger”), Private Adaptin was the surviving corporation and became a wholly owned subsidiary of Unite, and all of the outstanding common stock of Private Adaptin was converted into 3,249,999 shares of Unite’s common stock.

As a result, Unite ceased to be a shell company and continues as a public reporting company under the new name, Adaptin Bio, Inc. (the “Company”). Concurrent with the consummation of the Merger, Private Adaptin changed its name to “Adaptin Bio Operating Corporation”. The Company is dedicated to the development and commercialization of products utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The Company’s novel technology was originally developed by researchers in the Department of Neurosurgery at Duke University and licensed by the Company in 2023. The Company’s technology is engineered to facilitate the transport of therapeutics to tissues of interest, including the brain, potentially generating improved treatments for solid tumors and central nervous system (“CNS”) disorders.

The Merger was accounted for as a reverse recapitalization as Private Adaptin was determined to be the accounting acquirer under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Please refer to Note 4 - Reverse Recapitalization for additional details of the Merger.

Upon the completion of the Merger between Private Adaptin and Unite, the share, per share value and net loss per share in the accompanying condensed consolidated financial statements for all dates prior to the Merger were retroactively recast to reflect the exchange ratio pursuant to the Merger.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the accounts of the Company’s consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have also been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of Unite as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 as part of the Company’s Annual Report on Form 10-K and the audited financial statements and related disclosures of Private Adaptin as of December 31, 2024 and for the year then ended, which were included as Exhibit 99.1 within the Form 8-K/A filed by the Company on April 15, 2025 with the SEC.

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

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had cash and cash equivalents of $1,351,519 and an accumulated deficit of $6,248,171. The Company intends to continue significant development activities that began in 2023 which, together with expenses incurred for general and administrative purposes, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend on, among other things, successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Management has evaluated the Company’s operating plan against its existing cash and cash equivalents and determined that substantial doubt exists about the Company’s ability to support its operations and fund its obligations for the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s ability to execute its operating plan depends on the Company’s ability to obtain additional funding through equity offerings and debt financings. The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on its business, operating results and financial condition and its ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies since those included in the audited financial statements of Private Adaptin for the year ended December 31, 2024, except as disclosed in this note.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to prepaid expenses and accrued liabilities that are measured based on progress toward completion of research and development projects, the fair value of derivative liabilities and the fair value of stock issued.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share because when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of June 30, 2025, the Company’s anti-dilutive securities included warrants to purchase an aggregate of 2,583,169 shares of common stock. As of June 30, 2024, there were no anti-dilutive securities.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single segment, which seeks to develop and commercialize products by utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM, who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the statements of operations. The measure of segment assets is reported on the balance sheets as total assets. The Company has not yet generated any revenue from product sales.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of this adoption on the condensed consolidated financial statements and related disclosures.

4. REVERSE RECAPITALIZATION

The Merger

On February 11, 2025, Unite, through its wholly owned subsidiary Adaptin Acquisition Co., consummated the Merger with Private Adaptin. Pursuant to the Merger, Private Adaptin was the surviving corporation and became a wholly owned subsidiary of Unite, and all of the outstanding common stock of Private Adaptin was converted into 3,249,999 shares of Unite’s common stock. As a result, Unite ceased to be a shell company and continues as a public reporting company under the new name, Adaptin Bio, Inc. On February 11, 2025, the sole holder of common stock of Unite prior to the Merger, Lucius Partners LLC (“Lucius Partners”), retained 3,250,000 shares of the Company’s common stock after the Merger, after agreeing to cancel and retire 1,750,000 shares of the Company’s common stock.

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

The offering period commenced on January 8, 2025 and was scheduled to continue until the later of (i) February 28, 2025, unless extended by the Company and the placement agent; (ii) the date on which the maximum offering amount of approximately $8.5 million (the “Maximum Offering”) was sold by the Company; or (iii) on a date mutually agreed upon in writing by the Company and the placement agent (the “Offering Period”). On February 28, 2025, the Company and the placement agent agreed to extend the offering period to March 31, 2025. On March 31, 2025, the Company issued, in the final closing of the Offering, 319,528 Units for an aggregate purchase price of $1,405,923.

In connection with the Offering, the placement agent and/or its sub-agents (a) were paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Cash Fee”), (b) were paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Expense Allowance”), and (c) received warrants to purchase a total number of shares of common stock equal to 10.0% of the sum of (i) the number of Offering Shares included in the Units sold in the Offering at that closing and (ii) the number of shares of common stock issuable upon exercise of the warrants included in the Units sold in the Offering at that closing, with a term expiring seven years after the final closing date of the Offering and an exercise price of $4.40 per share (the “Placement Agent Warrants”). The Company has paid certain other expenses of the placement agent, including the fees and expenses of its counsel, in connection with the Offering.

In connection with the Merger, all officers and directors of the Company and their affiliates and associated entities entered into lock-up agreements with the Company for a term ending two years after the closing of the Merger, whereby they have agreed to certain restrictions on the sale or disposition (including pledge) of the Company common stock held by (or issuable to) them.

During the six months ended June 30, 2025, in connection with the Offering, the Company issued 1,400,342 shares of common stock, investor Warrants to purchase 2,100,513 Warrant Shares and Placement Agent Warrants to purchase 350,086 shares of common stock. In connection with the Offering, the Company raised gross proceeds of $6,161,505 and incurred equity issuance costs of $1,460,361, resulting in net proceeds of $4,701,144. The investor Warrants and Placement Agent Warrants were determined to be equity-classified.

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

5. ACCRUED EXPENSES

Accrued expenses are composed of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Accrued research and development	$429,449	$968,130
Accrued professional fees	9,400	16,200
Accrued consulting fees	3,000	18,392
Accrued legal costs	45,667	46,888
Accrued directors’ fees	34,140	-
Accrued franchise taxes	-	300
	$521,656	$1,049,910

6. STOCKHOLDERS’ EQUITY

See Note 4 - Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

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

As of June 30, 2025, up to 1,938,468 shares of common stock are reserved under the 2025 Plan. As of June 30, 2025, there were no options outstanding under the 2025 Plan. Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan. The 2025 Plan terminates on February 11, 2035.

Warrants

See Note 4 - Reverse Recapitalization for details associated with the issuance of warrants, including their term and how they are accounted for.

As of June 30, 2025, there were outstanding and exercisable warrants to purchase an aggregate of 2,583,169 shares of common stock at a weighted average exercise price of $4.96 per share. The warrants had a weighted average remaining contractual term of 2.75 years as of June 30, 2025.

Common Stock Issuance

On April 2, 2025, in connection with the execution of a vendor contract, the Company issued 54,348 shares of its common stock with an aggregate grant date fair value of $250,000. The shares are fully vested and nonforfeitable as of the grant date under the terms of the contract and the vendor does not have any further obligation to deliver goods or provide services in the future to retain the shares. Accordingly, the Company expensed the full value of the shares within general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and recorded the shares issued in stockholders’ equity in the condensed consolidated balance sheet as of June 30, 2025.

7. RELATED PARTY TRANSACTIONS

In connection with the Merger and Offering, Unite terminated the then-existing services agreement with Lucius Partners and fully repaid the unsecured promissory note of $275,000 and accrued interest of $9,584.

Following the Merger, the Company and Lucius Partners entered into a new professional services agreement whereby Lucius Partners agreed to provide advisory services to the Company for two years following the Initial Closing (the “Advisory Period”). In connection with the agreement, the Company paid a cash fee of $180,000 to Lucius Partners in advance for the first year of advisory services and will pay a cash fee of $45,000 per quarter in advance for the second year of advisory services. Because the initial payment was non-refundable, the Company recorded an expense of $180,000 within general and administrative expenses for the three and six months ended June 30, 2025. The Advisory Period can be renewed for additional one-year periods upon written request by the Company within 60 days prior to the expiry of any Advisory Period.

See Note 9 - Commitments and Contingencies - Executive Compensation for details associated with the forgiveness of debt by related parties.

8. FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2025. Accordingly, the estimates presented in these condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Level 3 liabilities measured at fair value on a recurring basis include bifurcated embedded redemption features in convertible debt (see Note 4 - Reverse Recapitalization), which had a fair value of $0 and $544,957 as of June 30, 2025 and December 31, 2024, respectively.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2025:

2025
Beginning balance as of January 1,	$544,957
Change in fair value	6,312
Extinguishment of convertible notes payable	(551,269)
Ending balance as of June 30,	$-

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

In the event that the Company issues additional securities, raising gross aggregate funds of $10,000,000 (in one or more transactions), occurring, if at all, within two years following the Merger (the “Additional Financing Period”), the Company will grant each Executive options to purchase a number of shares of common stock of the Company (the “Anti-Dilution Options”) sufficient to ensure that their respective ownership immediately following the Additional Financing Period, on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable) is equal to their respective ownership immediately following the Merger, as determined on a fully diluted basis and assuming the exercise of all outstanding options (whether or not then exercisable). The per share exercise price of the Anti-Dilution Options will be equal to the fair market value of a share of the Company’s common stock on the date of grant, as determined by the board of directors. The Anti-Dilution Options, if any, will become exercisable in four equal annual installments, in each case subject to the continued employment of each Executive with the Company on the date each such vesting milestone is achieved, and will be subject to the terms of the Company’s equity incentive plan then in place and a related option grant agreement to be entered between the Executive and the Company.

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

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived under this agreement totaled $345,900. As of June 30, 2025 and December 31, 2024, $0 and $313,850, respectively, was included in accounts payable related to the consulting fee liability. Given that the liability was forgiven by members of management of the Company who were deemed to be related parties, the transaction was accounted for as a contribution of capital and, as a result, the Company recognized additional paid-in capital of $345,900 during the six months ended June 30, 2025 in connection with the debt forgiveness.

10. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing changes to the U.S. federal tax system. Significant components of OBBBA include the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The Company is currently assessing the potential impact of this legislation on its financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our Current Report on Form 8-K filed with the SEC on February 18, 2025.

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

Because our historical financial statements as of period ends, and for periods ended, prior to the Merger have been replaced with the historical financial statements of Private Adaptin prior to the Merger, the following discussion and analysis for the three and six months ended June 30, 2024 is exclusively attributable to the operations of Private Adaptin. The following discussion and analysis for the three and six months ended June 30, 2025 is exclusively attributable to the operations of the Company, including the operations that occurred after the Merger. The entirety of this discussion and analysis should be read in conjunction with Private Adaptin’s financial statements for the years ended December 31, 2024 and 2023 and the related notes thereto, which have been prepared in accordance with U.S. GAAP and previously filed with the SEC. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

We are working closely with the researchers at Duke University to translate preclinical proof of concept data of our proprietary platform technology, the BRiTE (Brain Bispecific T-cell Engager) Platform, into human clinical trials. BRiTE is a translatable method to specifically target malignant glioma using a tumor-specific, fully human bispecific antibody that redirects patients’ own T cells to recognize and destroy tumor cells. Our first application of BRiTE is APTN-101, a proprietary EGFRvIII x CD3 bispecific T cell engager, that is able to eliminate malignant glioma tumors in a variety of aggressive preclinical orthotopic tumor models. We designed APTN-101 to specifically redirect T cells against tumors expressing a well-characterized, mutated form of EGFR (epidermal growth factor receptor) on a number of tumor types, including glioblastoma, breast and lung cancer. APTN-101 has been recently accepted under an investigator-led IND to begin first-in-human studies in brain cancer. Our goal is to complete preclinical studies on additional product candidates and file multiple INDs.

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

Operations Overview

Since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2025, we recorded a net loss of $1,520,855 and $2,123,939, respectively. As of June 30, 2025, we had an accumulated deficit of $6,248,171. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates. As of June 30, 2025 and December 31, 2024, we had $1,351,519 and $34,085 in cash and cash equivalents, respectively.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of APTN-101, including pre-clinical activity and our Phase 1 investigator-led trial for the treatment of glioblastoma multiforme (“GBM”);

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;

●	initiate preclinical studies and clinical trials for APTN-101 for any additional indications we may pursue and for any additional product candidates that we may pursue in the future;

●	hire clinical, regulatory and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and

●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

The Macroeconomic Climate

The recent economic trends and political changes, including the rapidly changing U.S. tariff structure and disruptions, funding cuts and furloughs of personnel at the FDA, the SEC and other government and regulatory agencies may materially adversely affect our business and corresponding financial position and cash flows. These changes and disruptions could hinder the ability of such government agencies to approve new or modified products for development in a timely manner or at all, or otherwise prevent those authorities from performing normal business functions on which the operation of our business may rely. While inflationary factors have trended down, they still may impact our overhead costs and may adversely affect our operating results. While interest rates have recently been trending down, they remain high and present a challenge impacting the global economy. The recent trends in the biotech capital markets toward fewer funding rounds, in part attributable to dampened investor sentiment as a result of market volatility and regulatory uncertainties, could present challenges in accessing additional capital, particularly for companies at similar stages of growth as us. Such factors could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that these issues have materially impacted our financial position or results of operations to date, we may experience increases in the near future on our operating costs, including our labor, due to supply chain constraints, consequences associated with pandemics or public health situations, the Russia-Ukraine war, and other U.S. geopolitical issues, such as the tariff structure and regulatory agency disruptions, affecting other territories and employee availability and wage increases, all of which may result in additional stress on our working capital resources.

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

Results of Operations

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change

Operating Expenses:
Research and development	$340,334	$685,028	$(344,694)	-50%
General and administrative	1,180,521	82,292	1,098,229	1335%
Total Operating Expenses	1,520,855	767,320	753,535	98%

Loss from Operations	(1,520,855)	(767,320)	(753,535)	98%

Other Expense:
Interest Expense	-	49,045	(49,045)	-100%
Loss on fair value of derivative liability	-	2,373	(2,373)	-100%
Total Other Expenses	-	51,418

Net Loss	$(1,520,855)	$(818,738)	$(702,117)	86%

Research and Development Expenses

Research and development expenses decreased by $344,694, or 50%, for the three months ended June 30, 2025 compared to the corresponding period of 2024. During 2025, the decrease in research and development expenses is primarily attributable to nearing completion on our repeat-dose toxicology study of APTN-101 that began in late 2023. Offsetting those decreases were increases in costs related to our sponsored research agreement with Duke University along with post-Merger compensation costs for research and development personnel. Costs incurred during the three months ended June 30, 2024 consist primarily of costs for the ongoing assay development and repeat-dose toxicology studies with our third-party service providers.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.1 million, or 1,335%, for the three months ended June 30, 2025 compared to the corresponding period of 2024. The increase was primarily related to increases in legal, accounting and consulting costs related to the Merger and filings with the SEC of approximately $0.5 million, increases in post-Merger compensation costs for our executive officers of approximately $0.3 million and increases in our directors’ fees, insurance costs, financial printing and transfer agent costs as a public company. Additionally, we recorded $0.25 million of costs related to the issuance of stock to a third-party vendor. Costs incurred during the three months ended June 30, 2024 consisted primarily of consulting fees.

Other Expense

There was no interest expense for the three months ended June 30, 2025, a decrease of $49,045 compared to the corresponding period of 2024. The decrease in interest expense was related to the conversion of all outstanding debt in conjunction with the Merger and Offering in February 2025. For the three months ended June 30, 2024, we recorded interest expense, debt issuance costs amortization, discounts related to derivative liability amortization and loss on derivative liabilities for our then outstanding debt.

Six Months Ended June 30, 2025 Compared With Six Months Ended June 30, 2024

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change

Operating Expenses:
Research and development	$402,467	$883,987	$(481,520)	-54%
General and administrative	1,968,846	183,069	1,785,777	975%
Total Operating Expenses	2,371,313	1,067,056	1,304,257	122%

Loss from Operations	(2,371,313)	(1,067,056)	(1,304,257)	122%

Other Expense (Income):
Interest Expense	72,659	88,608	(15,949)	-18%
Loss on fair value of derivative liability	6,312	2,506	3,806	152%
Gain on extinguishment of debt	(326,345)	-	(326,345)	100%
Total Other Expenses	(247,374)	91,114

Net Loss	$(2,123,939)	$(1,158,170)	$(965,769)	83%

Research and Development Expenses

Research and development expenses decreased by $481,520, or 54%, for the six months ended June 30, 2025 compared to the corresponding period of 2024. During 2025, the decrease in research and development expenses is primarily attributable to nearing completion on our repeat-dose toxicology study of APTN-101 that began in late 2023 along with costs related to our assay development program and our sponsored research agreement with Duke University. Offsetting those decreases were increased costs related to our sponsored research agreement with Duke University and increases in post-Merger compensation costs for research and development personnel. Costs incurred during the six months ended June 30, 2024 consist primarily of costs for the ongoing assay development and repeat-dose toxicology studies with our third-party service providers.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.8 million, or 975%, for the six months ended June 30, 2025 compared to the corresponding period of 2024. The increase was primarily related to increases in legal, accounting and consulting costs related to the Merger and filings with the SEC of approximately $1.0 million, increases in post-Merger compensation costs for our executive officers of approximately $0.4 million and increases in our directors’ fees, insurance costs, financial printing and transfer agent costs as a public company. Additionally, we recorded $0.25 million of expense related to the issuance of stock to a third-party vendor. Costs incurred during the six months ended June 30, 2024 consisted primarily of legal fees, accounting fees and consulting fees.

Interest Expense

Interest expense decreased $15,949 for the six months ended June 30, 2025 compared to the corresponding period of 2024. The decrease in interest expense was related to the conversion of the Bridge Notes in conjunction with the Merger and Offering in February 2025.

Other Income and Expense

As of June 30, 2024, we had recorded the accrued interest, debt issuance costs amortization, discounts related to derivative liability amortization and related costs of the 2024 Bridge Notes. Upon completion of the issuance of the 2024 Bridge Notes and based on the information then currently available, the recorded bifurcated derivative liability related to the embedded redemption feature of this debt was $333,333. In December 2024, we also recorded a bifurcated derivative liability related to the Exchange Notes executed by holders of the 2023 Bridge Notes of $194,537. At the date of the Merger, the carrying value of the derivative liability totaled $551,270, after giving effect to the change in fair value of $6,312 for the six months ended June 30, 2025, compared to $2,506 for the six months ended June 30, 2024. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of Exchange Notes and 2024 Bridge Notes, plus accrued interest thereon, automatically converted into shares of our common stock. As a result of the conversion, we recorded a gain on debt extinguishment of $326,345.

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

Accordingly, as of June 30, 2025, we had cash and cash equivalents, working capital and accumulated deficit of $1,351,519, $474,409 and $6,248,171, respectively. As of December 31, 2024, we had cash and cash equivalents, working capital deficit and accumulated deficit of $34,085, $4,293,992 and $4,124,232, respectively.

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

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(3,302,586)	(293,520)	(3,009,066)	1025%
Financing activities	4,620,020	312,542	4,307,478	1378%

Net increase in cash during the periods	1,317,434	19,022	1,298,412	6826%

Net Cash Used in Operating Activities

For the six months ended June 30, 2025 and 2024, we used cash of $3,302,586 and $293,520, respectively, in operations. Our cash use for the six months ended June 30, 2025 was primarily attributable to our net loss of $2,123,939, net non-cash expense of $16,311 and $1,162,336 of net cash used in changes in the levels of operating assets and liabilities including increases in prepaid assets and decreases in accounts payable and accrued expenses. Our cash use for the six months ended June 30, 2024 was primarily attributable to our net loss of $1,158,170, adjusted for net non-cash expenses in the aggregate amount of $52,053 offset by $812,597 of cash provided by changes in the levels of operating assets and liabilities primarily attributable to increases in accounts payable and accrued expenses.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $4,620,020, of which, $6,161,505 was provided by offering proceeds related to the sale of Units in the Offering, offset by $1,266,485 of payments of equity issuance costs and $275,000 of repayment of notes payable to a related party. During the six months ended June 30, 2024, cash provided by financing activities was $312,542 primarily related to the proceeds from the issuance of notes payable.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness, among other items. If we are not able to secure adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition and results of operations.

Contractual Obligations and Commitments

Duke License

In January 2023, we entered into the Duke License for an exclusive, world-wide, sub-licensable license to precision medicine technology. As a component of the Duke License, we agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of June 30, 2025, we had not met any milestones as defined in the agreement and, accordingly, have recorded no expense or liability related to such payments.

We also agreed to pay royalties equal to low- to mid- single-digit percentages of annual net sales on a country-by-country and product-by-product basis subject to downward adjustment to low single-digit percentages of our net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established. We also must pay Duke percentages in the low tens, twenties and thirties of sublicensing fees after initiation of the first Phase III study, after initiation of the first Phase II study but prior to initiation of the first Phase III study, and prior to initiation of the first Phase II study, respectively, as set forth in the Duke License. We have not recorded and do not owe any royalties or sublicensing fees for the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of derivative liabilities, the fair value of stock issued in exchange for services, and accrued liabilities that are measured based on progress toward completion of research and development projects.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with U.S. GAAP.

In connection with the preparation of this Report, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on this evaluation, and as a result of the material weaknesses described below, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2024 and continued to exist as of June 30, 2025. Our material weaknesses include the lack of adequate segregation of accounting functions, insufficient evidence of board pre-approvals of transactions, errors in accounting for non-routine transactions, authorization of related party transactions and errors in the accounting of tax provisions.

Management’s Plan to Remediate the Material Weaknesses

Management is working to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting consultants and/or personnel, and designing and implementing financial reporting systems, processes, policies and internal control. We also will continue to monitor our internal control over financial reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary to our disclosure controls and procedures and internal controls as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls or internal controls will be remediated until such time as we have added additional resources, including additional accounting and administrative staff and/or consultants, allowing for improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(f) under the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined in Item 10 of Regulation S-K (17 CFR § 229.10(f)(1)), we are not required to include risk factors in this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On April 2, 2025, in connection with the execution of a third party vendor contract, the Company issued 54,348 shares of its common stock for gross proceeds of $250,000. The shares issued to the vendor were issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION.

No director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit					Incorporated by Reference (Unless Otherwise Indicated)
Number	Description	Form	File	Exhibit	Filing Date
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith
101	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL)	-	-	-	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
Timothy L. Maness
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)