Form 10-Q
period 2025-09-30
ADAPTIN BIO, INC.
filed 2025-11-14
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 8,455,829 shares of common stock issued and outstanding.

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$579,089	$34,085
Prepaid expenses and other current assets	400,385	11,454
Total Current Assets	979,474	45,539

Non-Current Assets:
Deferred equity issuance costs	-	193,876

Total Assets	$979,474	$239,415

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable- trade	$1,338,076	$1,361,081
Accrued expenses	522,476	1,049,910
Convertible notes payable, net of debt issuance costs and discounts	-	1,248,708
Derivative liability arising from convertible notes payable	-	544,957
Accrued interest	-	134,875
Total Current Liabilities	1,860,552	4,339,531

Total Liabilities	1,860,552	4,339,531

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,455,829 shares issued and outstanding as of September 30, 2025 and 3,249,999 shares issued and outstanding as of December 31, 2024 [1]	846	325
Additional paid-in capital	7,041,859	23,791
Accumulated deficit	(7,923,783)	(4,124,232)
Total Stockholders’ Deficit	(881,078)	(4,100,116)
Total Liabilities and Stockholders’ Deficit	$979,474	$239,415

[1]	-The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating Expenses:
Research and development	$778,664	$682,546	$1,181,131	$1,566,533
General and administrative	896,948	312,203	2,865,794	495,272
Total Operating Expenses	1,675,612	994,749	4,046,925	2,061,805
Loss from Operations	(1,675,612)	(994,749)	(4,046,925)	(2,061,805)

Other Expense (Income):
Interest expense	-	106,553	72,659	195,161
Loss on change in fair value of derivative liabilities	-	6,249	6,312	8,755
Gain on extinguishment of debt	-	-	(326,345)	-
Total Other Expense (Income), net	-	112,802	(247,374)	203,916

Loss Before Provision for Income Taxes	(1,675,612)	(1,107,551)	(3,799,551)	(2,265,721)

Provision for income taxes	-	-	-	-

Net Loss	$(1,675,612)	$(1,107,551)	$(3,799,551)	$(2,265,721)

Net Loss Per Share
Basic [1]	$(0.20)	$(0.34)	$(0.50)	$(0.70)
Diluted [1]	$(0.20)	$(0.34)	$(0.50)	$(0.70)

Weighted Average Common Shares Outstanding:
Basic [1]	8,455,829	3,249,999	7,588,793	3,249,999
Diluted [1]	8,455,829	3,249,999	7,588,793	3,249,999

[1]	- The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Nine Months Ended September 30, 2025
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024 – Prior to Recapitalization	1,505	$1	$24,115	$(4,124,232)	$(4,100,116)

Recapitalization	3,248,494	324	(324)	-	-

Balance, December 31, 2024 – Following the Recapitalization	3,249,999	$325	$23,791	$(4,124,232)	$(4,100,116)

Equity of Unite Acquisition 1 Corp. at the time of the exchange	5,000,000	500	(500)	(279,746)	(279,746)

Common stock cancelled at the time of the exchange	(1,750,000)	(175)	175	-	-

Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	-	-	(279,746)	279,746	-

Common stock and warrants issued in private placement [2]	1,400,342	140	4,701,004	-	4,701,144

Common stock and warrants issued in connection with debt extinguishment	501,140	50	1,681,116	-	1,681,166

Forgiveness of accrued consulting fees by related parties	-	-	345,900	-	345,900

Net loss	-	-	-	(603,084)	(603,084)

Balance, March 31, 2025	8,401,481	$840	$6,471,740	$(4,727,316)	$1,745,264

Shares issued in exchange for services	54,348	6	249,994	-	250,000

Net loss	-	-	-	(1,520,855)	(1,520,855)

Balance, June 30, 2025	8,455,829	$846	$6,721,734	$(6,248,171)	$474,409

Stock-based compensation	-	-	320,125	-	320,125

Net loss	-	-	-	(1,675,612)	(1,675,612)

Balance, September 30, 2025	8,455,829	$846	$7,041,859	$(7,923,783)	$(881,078)

[1]	- The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 4).

[2]	- Includes gross proceeds of $6,161,505, less issuance costs of $1,460,361.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	3,249,999	$325	$23,791	$(1,001,675)	$(977,559)

Net loss	-	-	-	(339,432)	(339,432)

Balance, March 31, 2024	3,249,999	$325	$23,791	$(1,341,107)	$(1,316,991)

Net loss	-	-	-	(818,738)	(818,738)

Balance, June 30, 2024	3,249,999	$325	$23,791	$(2,159,845)	$(2,135,729)

Net loss	-	-	-	(1,107,551)	(1,107,551)

Balance, September 30, 2024	3,249,999	$325	$23,791	$(3,267,396)	$(3,243,280)

[1]	- The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(3,799,551)	$(2,265,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	53,722	131,400
Change in fair value of derivative liabilities	6,312	8,755
Gain on extinguishment of debt	(326,345)	-
Shares issued in exchange for services	250,000	-
Stock-based compensation	320,125	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(388,931)	-
Accounts payable- trade	322,896	650,845
Accrued expenses	(527,434)	649,025
Accrued interest	14,190	63,760
Net Cash Used In Operating Activities	(4,075,016)	(761,936)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	-	1,000,000
Repayment of notes payable- related party	(275,000)	-
Proceeds from issuance of common stock and warrants in private placement	6,161,505	-
Payment of issuance costs related to private placement	(1,266,485)	-
Payment of debt issuance costs	-	(127,510)
Net Cash Provided By Financing Activities	4,620,020	872,490

Net Increase In Cash and Cash Equivalents	545,004	110,554

Cash and Cash Equivalents - Beginning of Period	34,085	4,754
Cash and Cash Equivalents - End of Period	$579,089	$115,308

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$9,584	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	$(279,746)	$-
Common stock cancelled at the time of the exchange	$175	$-
Convertible notes and accrued interest converted into common stock	$1,653,811	$-
Forgiveness of accrued consulting fees by related parties	$345,900	$-

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

The Merger was accounted for as a reverse recapitalization as Private Adaptin was determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Please refer to Note 4 - Reverse Recapitalization for additional details of the Merger.

Upon the completion of the Merger between Private Adaptin and Unite, the share, per share value and net loss per share in the accompanying condensed consolidated financial statements for all dates prior to the Merger were retroactively recast to reflect the exchange ratio pursuant to the Merger.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the accounts of the Company’s consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have also been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of Unite as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 as part of the Company’s Annual Report on Form 10-K and the audited financial statements and related disclosures of Private Adaptin as of December 31, 2024 and for the year then ended, which were included as Exhibit 99.1 within the Form 8-K/A filed by the Company on April 15, 2025 with the SEC.

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

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had cash and cash equivalents of $579,089 and an accumulated deficit of $7,923,783. The Company intends to continue significant research and development activities that began in 2023 which, together with expenses incurred for general and administrative purposes, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend on, among other things, successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Management has evaluated the Company’s operating plan against its existing cash and cash equivalents and determined that substantial doubt exists about the Company’s ability to support its operations and fund its obligations for the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s ability to execute its operating plan depends on the Company’s ability to obtain additional funding through equity offerings and debt financings. The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as cash from future equity offerings, debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on its business, operating results and financial condition and its ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies since those included in the audited financial statements of Private Adaptin for the year ended December 31, 2024, except as disclosed in this note.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, prepaid expenses and accrued liabilities that are measured based on progress toward completion of research and development projects, the fair value of derivative liabilities, the fair value of stock issued for services and the fair value of stock options granted to employees, consultants and directors, and the resulting share-based compensation expense, which is calculated using the Black-Scholes option-pricing model.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these condensed consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share because when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of September 30, 2025, the Company’s anti-dilutive securities included warrants and options to purchase an aggregate of 2,583,169 shares and 1,428,006 shares of common stock, respectively (see Notes 7 and 8). As of September 30, 2024, there were no anti-dilutive securities.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single segment, which seeks to develop and commercialize products by utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM, who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the statements of operations. The measure of segment assets is reported on the balance sheets as total assets. The Company has not yet generated any revenue from product sales.

Share-Based Payments

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. Under ASC Topic 718, “Compensation – Stock Compensation”, the fair value of the award is measured on the grant date. For those awards where vesting is based on a service condition, compensation costs are recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period, using the straight-line attribution approach. For those awards where vesting is based on a performance condition, the Company recognizes compensation costs if and when the Company concludes that it is probable that the performance condition will be achieved. The Company will reassess the probability of vesting at each reporting period and adjust compensation costs based on that probability assessment. The Company utilizes a narrow interpretation of award authorization and deems awards granted once all requisite authorizations have been obtained. The Company uses the Black-Scholes option pricing model to estimate the fair value of equity-classified warrants and options granted. Award forfeitures are accounted for when they occur. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. Because of the lack of historical exercise data, the Company estimates the expected term under ASC 718’s simplified method. To calculate expected volatility, the Company does not have sufficient trading history and has based its assumption on a weighted blend of the median historical volatility of members of a volatility peer group. The Company uses the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued to determine the risk-free interest rate.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025. The Company currently anticipates that the adoption of ASU 2023-09 will expand its income tax disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025, but will have no material impact on income tax benefit or expense or related tax assets or liabilities.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact that adoption of this new standard will have on its condensed consolidated financial statements and related disclosures.

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

In connection with the Offering, the placement agent and/or its subagents (a) were paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Cash Fee”), (b) were paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing (the “Expense Allowance”), and (c) received warrants to purchase a total number of shares of common stock equal to 10.0% of the sum of (i) the number of Offering Shares included in the Units sold in the Offering at that closing and (ii) the number of shares of common stock issuable upon exercise of the warrants included in the Units sold in the Offering at that closing, with a term expiring seven years after the final closing date of the Offering and an exercise price of $4.40 per share (the “Placement Agent Warrants”). The Company has paid certain other expenses of the placement agent, including the fees and expenses of its counsel, in connection with the Offering.

In connection with the Merger, all officers and directors of the Company and their affiliates and associated entities entered into lock-up agreements with the Company for a term ending two years after the closing of the Merger, whereby they have agreed to certain restrictions on the sale or disposition (including pledge) of the Company common stock held by (or issuable to) them.

During the nine months ended September 30, 2025, in connection with the Offering, the Company issued 1,400,342 shares of common stock, investor Warrants to purchase 2,100,513 Warrant Shares and Placement Agent Warrants to purchase 350,086 shares of common stock. In connection with the Offering, the Company raised gross proceeds of $6,161,505 and incurred equity issuance costs of $1,460,361, resulting in net proceeds of $4,701,144. The investor Warrants and Placement Agent Warrants were determined to be equity classified.

Conversion of Exchange Notes and 2024 Notes

At the Initial Closing, $1,500,000 aggregate principal amount of Private Adaptin’s exchange notes, which were issued by Private Adaptin in December 2024 to the holders of 10% secured promissory notes issued to investors in 2023 (the “Exchange Notes”), and Private Adaptin’s 10% secured subordinated convertible promissory notes issued to investors in 2024 (the “2024 Convertible Debt”), plus accrued interest thereon, automatically converted into shares of the Company’s common stock at a conversion price of $3.30 per share, or 501,140 shares of common stock (the “Note Conversion Shares”), and the holders of the Exchange Notes were issued, pursuant to existing agreements, warrants to purchase up to 132,570 shares of the Company’s common stock at an exercise price of either $3.30 or $4.40 per share and with a term of five years. These transactions were accounted for as debt extinguishments and, as a result, the Company derecognized the net carrying value of the debt of $2,007,510 (which included principal of $1,500,000, accrued interest of $153,811, debt discount and debt issuance costs of $197,570 and derivative liabilities of $551,269) and recorded the reacquisition price of $1,681,166 (which included common stock and equity-classified warrants with a fair value of $1,433,259 and $247,906, respectively), such that the Company recognized a gain on extinguishment of $326,345.

 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Prepaid insurance	$220,311	$11,454
Deferred research and development expenses	177,074	-
Professional services retainer	3,000	-
	$400,385	$11,454

6. ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Accrued research and development	$430,506	$968,130
Accrued professional fees	17,000	16,200
Accrued consulting fees	10,800	18,392
Accrued legal costs	21,725	46,888
Accrued compensation	16,195	-
Accrued directors fees	26,250	-
Accrued franchise taxes	-	300
	$522,476	$1,049,910

7. STOCKHOLDERS’ DEFICIT

See Note 4 - Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

2025 Equity Incentive Plan

On February 11, 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights and performance awards. The 2025 Plan was approved by the Company’s stockholders and Board of Directors on February 11, 2025. Prior to the Initial Closing, the Company’s board of directors reserved a number of shares of common stock equal to 15% of the shares to be outstanding upon each closing of the Offering, up to a maximum aggregate amount of 15% of the fully diluted shares outstanding of the Company following the final closing of the Offering (assuming exercise or conversion of all then-outstanding common stock equivalents), for the future issuance, at the discretion of the board of directors, of options and other incentive awards to officers, key employees, consultants and directors of the Company and its subsidiaries.

The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1 of each of the years ending 2026 through 2035 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of the Company’s common stock as of December 31 (calculated on a fully diluted and as-converted basis), or a number as may be determined by the Company’s board of directors.

As of September 30, 2025, up to 1,938,468 shares of common stock are reserved under the 2025 Plan and options have been granted for the purchase of 1,482,929 shares of common stock (see Note 8). Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan. The 2025 Plan terminates on February 11, 2035.

Warrants

See Note 4 - Reverse Recapitalization for details associated with the issuance of warrants, including their term and how they are accounted for.

As of September 30, 2025, there were outstanding and exercisable warrants to purchase an aggregate of 2,583,169 shares of common stock at a weighted-average exercise price of $4.96 per share. The warrants had a weighted average remaining contractual term of 2.50 years as of September 30, 2025.

Common Stock Issuance

On April 2, 2025, in connection with the execution of a vendor contract, the Company issued 54,348 shares of its common stock with an aggregate grant date fair value of $250,000. The shares are fully vested and nonforfeitable as of the grant date under the terms of the contract and the vendor does not have any further obligation to deliver goods or provide services in the future to retain the shares. Accordingly, the Company expensed the full value of the shares within general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2025 and recorded the shares issued in stockholders’ deficit in the condensed consolidated balance sheet as of September 30, 2025.

8. SHARE-BASED COMPENSATION

Stock Options

On September 8, 2025, the Company granted stock options to purchase an aggregate of 1,482,929 shares of the Company’s common stock to various directors, officers, and a consultant at an exercise price of $4.40 per share. The components of the grants are further described below.

The Company granted its Chief Financial Officer an option to purchase an aggregate of 192,231 shares of the Company’s common stock, with an exercise price of $4.40 per share and an aggregate grant date fair value of $392,500, of which 50% was expensed immediately on the grant date because 50% of the options vested immediately. The remaining 50% vests in equal monthly increments over 48 months, so the remaining expense will be recognized ratably over the requisite service period of 48 months. Expenses related to this award are included within general and administrative expense on the condensed consolidated statements of operations.

The Company granted various directors and officers options to purchase an aggregate of 1,071,005 shares of the Company’s common stock, with an exercise price of $4.40 per share and an aggregate grant date fair value of $2,231,900 which will be recognized ratably over the requisite service periods. The options vest in equal monthly installments on the last day of each calendar month over 48 months. Expenses related to these awards are included within research and development expense and general and administrative expense on the condensed consolidated statements of operations.

The Company granted a consultant (the “Consultant”) options to purchase an aggregate of 219,693 shares of the Company’s common stock, with an exercise price of $4.40 per share and an aggregate grant date fair value of $336,500 (the “Consultant Grant”). Of the Consultant Grant, 32,954 options, or 15% of the total, vested on the date of grant. Further, 32,954 options, or 15% of the total, will vest on the first anniversary of the grant date, and 43,939 shares, or 20% of the total, will vest in thirty-six equal monthly increments on the last day of each month beginning on the first anniversary of the grant date, provided the Consultant remains a consultant to the Company as of each such date. The remaining 109,846 options under the Consultant Grant, or 50% of the total, are subject to two performance-based vesting conditions. These performance-based vesting conditions include: (i) if the first patient being dosed in the Phase 1 investigator-led study occurs prior to September 1, 2025, 54,923 of the options, or 25% of the total, would vest on such date; and (ii) if the last patient is dosed in the Phase 1 investigator-led study prior to March 31, 2027, 54,923 of the options, or 25% of the total, will vest on that date. If either of the milestone dates are not met for reasons outside the Consultant’s control, then the Company’s Board of Directors and Consultant will have good faith discussions on setting new milestones.

Of the Consultant Grant, 54,923 options, or 25% of the total, related to the September 1, 2025 performance condition was deemed not granted as of September 8, 2025 because the milestone was not met and, in accordance with the option award, the Company and the Consultant may negotiate in good faith on a new milestone. Because of this discretionary clause, the Company determined that the options related to this tranche do not have an established grant date since there is no mutual understanding between the parties of the new milestone, which is considered a key term. As a result, only 164,770 options are presented as granted related to the Consultant’s award during the three and nine months ended September 30, 2025.

For the purposes of disclosure, as indicated above, 54,923, or 25% of the total options awarded under the Consultant Grant were not deemed granted. As a result, the total amount of options granted of 1,482,929 has been reduced by these 54,923 options resulting in 1,428,006 options granted.

A summary of stock option activity during the nine months ended September 30, 2025, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2025	-	$-
Granted	1,428,006	4.40
Exercised	-	-
Expired	-	-
Forfeited	-	4.40
Outstanding as of September 30, 2025	1,428,006	$4.40	9.9	$-

Exercisable as of September 30, 2025	153,384	$4.40	9.9	$-

The Company estimated the fair value of the stock options granted using the Black-Scholes valuation model with the following assumptions:

	For the Three and Nine Months Ended
	September 30,
	2025	2024

Risk-free interest rate	3.62% - 3.67%	N/A
Expected term (years)	5.50 - 6.00	N/A
Expected volatility	95% - 97%	N/A
Expected dividends	0%	N/A

The Company recognized stock-based compensation expense related to stock options of $320,125 for the three and nine months ended September 30, 2025, of which $78,032 was included within research and development expense and $242,093 was included within general and administrative expense on the condensed consolidated statements of operations.

As of September 30, 2025, there was $2,528,619 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.94 years and $112,155 of unrecognized stock-based compensation expense related to the 54,923 options granted to the Consultant that are subject to the March 31, 2027 performance-based vesting condition as the Company has determined that the performance condition was not probable of occurring as of September 30, 2025. The options granted during the 2025 period have a weighted average grant date fair value per share of $2.07.

9. RELATED PARTY TRANSACTIONS

In connection with the Merger and Offering, Unite terminated the then-existing services agreement with Lucius Partners and fully repaid the unsecured promissory note of $275,000 and accrued interest of $9,584.

Following the Merger, the Company and Lucius Partners entered into a new professional services agreement whereby Lucius Partners agreed to provide advisory services to the Company for two years following the Initial Closing (the “Advisory Period”). In connection with the agreement, the Company paid a cash fee of $180,000 to Lucius Partners in advance for the first year of advisory services and will pay a cash fee of $45,000 per quarter in advance for the second year of advisory services. Because the initial payment was non-refundable, the Company recorded an expense of $180,000 within general and administrative expenses for the nine months ended September 30, 2025. The Advisory Period can be renewed for additional one-year periods upon written request by the Company within 60 days prior to the expiry of any Advisory Period.

See Note 11 - Commitments and Contingencies - Executive Compensation for details associated with the forgiveness of debt by related parties.

10. FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2025. Accordingly, the estimates presented in these condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1:

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2:

Inputs are observable unadjusted quoted prices for similar assets and liabilities in active markets, unadjusted quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Level 3 liabilities measured at fair value on a recurring basis include bifurcated embedded redemption features in convertible debt (see Note 4 - Reverse Recapitalization), which had a fair value of $0 and $544,957 as of September 30, 2025 and December 31, 2024, respectively.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2025:

2025
Beginning balance as of January 1,	$544,957
Change in fair value	6,312
Extinguishment of convertible notes payable	(551,269)
Ending balance as of September 30,	$-

11. commitments and contingencies

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

Executive Compensation

On February 11, 2025, effective upon the closing of the Merger, the Company entered into executive employment agreements with three executive officers (each an “Executive” and collectively, the “Executives”). On October 3, 2025, the Company amended the employment agreements with two of the Executives to, among other things, amend the amount of time each Executive was going to devote to the Company and update their respective salaries pro rata. The agreements include customary non-competition, non-solicitation, and confidentiality covenants; establish the Executives’ duties and compensation; and provide for their continued employment with the Company. The initial term of each of the employment agreements commenced upon the closing of the Merger and continues for terms ranging from two to three years, unless terminated sooner in accordance with the employment agreement. After the initial term expires, the employment agreements will automatically renew for successive one-year terms unless either the Company or the Executive provides written notice of their intent not to renew at least 90 days prior to the expiration of the then-current term.

The Company has agreed to pay the Executives annual base salaries of $1,095,000 in the aggregate, discretionary equity grants and awards, and annual discretionary bonuses based on targeted percentages of each Executive’s base salary.

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

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived under this agreement totaled $345,900. As of September 30, 2025 and December 31, 2024, $0 and $313,850, respectively, were included in accounts payable related to the consulting fee liability. Given that the liability was forgiven by members of management of the Company who were deemed to be related parties, the transaction was accounted for as a contribution of capital and, as a result, the Company recognized additional paid-in capital of $345,900 during the nine months ended September 30, 2025 in connection with the debt forgiveness.

12. INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The OBBBA did not have a material impact on income tax benefit or expense or related tax assets or liabilities given that the Company remains in a net operating loss (“NOL”) position and has previously recorded a fully-offsetting valuation allowance against all deferred tax assets, primarily related to capitalization and amortization of domestic research and development expenses. The Company has reviewed the various elections available under the OBBBA for the treatment of domestic research and development expenses and plans to fully expense domestic research and development costs starting in 2025 along with accelerating the amortization of previously capitalized and unamortized research and development costs. The Company will not apply retroactive treatment to any prior tax periods.

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

Because our historical financial statements as of period ends, and for periods ended, prior to the Merger have been replaced with the historical financial statements of Private Adaptin prior to the Merger, the following discussion and analysis for the three and nine months ended September 30, 2024 is exclusively attributable to the operations of Private Adaptin. The following discussion and analysis for the three and nine months ended September 30, 2025 is exclusively attributable to the operations of the Company, including the operations that occurred after the Merger. The entirety of this discussion and analysis should be read in conjunction with Private Adaptin’s financial statements for the years ended December 31, 2024 and 2023 and the related notes thereto, which have been prepared in accordance with U.S. GAAP and previously filed with the SEC. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Duke University Exclusive Licensing Agreement

Effective January 11, 2023, we entered into a patent license agreement (the “Duke License”) with Duke University, whereby Duke University granted us an exclusive license with a right to sublicense the precision medicine technology, which we intend to develop using our BRiTE Platform. As part of the consideration for the license, we issued Duke 75 shares of Private Adaptin common stock (that were then valued at $175.86 per share, or $13,189, representing 5% of Private Adaptin’s then issued and outstanding common stock on a fully diluted basis). As a result of the Merger and recapitalization, Duke University now holds 161,961 shares of our common stock, or approximately 1% of the outstanding shares of the Company on a fully diluted basis. We also agreed to make milestone and royalty payments to Duke University, as well as to reimburse Duke University for prior patent expenses, as set forth in more detail below.

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

Operations Overview

Since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2025, we recorded a net loss of $1,675,612 and $3,799,551, respectively. As of September 30, 2025, we had an accumulated deficit of $7,923,783. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates. As of September 30, 2025 and December 31, 2024, we had $579,089 and $34,085 in cash and cash equivalents, respectively.

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

The Macroeconomic Climate

The recent economic trends and political changes, including the rapidly changing U.S. tariff structure and disruptions, funding cuts and furloughs of personnel at the FDA, the SEC and other government and regulatory agencies and the ongoing federal government shutdown may materially adversely affect our business and corresponding financial position and cash flows. These changes and disruptions could hinder the ability of such government agencies to approve new or modified products for development in a timely manner or at all, or otherwise prevent those authorities from performing normal business functions on which the operation of our business may rely. Inflationary factors may impact our overhead costs and may adversely affect our operating results. Interest rates remain high and present a challenge impacting the global economy. The recent trends in the biotech capital markets toward fewer funding rounds, in part attributable to dampened investor sentiment as a result of market volatility and regulatory uncertainties, could present challenges in accessing additional capital, particularly for companies at similar stages of growth as us. Such factors could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that these issues have materially impacted our financial position or results of operations to date, we may experience increases in the near future on our operating costs, including our labor, due to supply chain constraints, consequences associated with pandemics or public health situations, the Russia-Ukraine war, and other U.S. geopolitical issues, such as the tariff structure and regulatory agency disruptions, affecting other territories and employee availability and wage increases, all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of fees paid to third-party service providers and, in 2025, personnel costs, other personnel-related compensation expenses and consulting fees. Research and development costs are expensed as incurred. We expense research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

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

Results of Operations

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change

Operating Expenses:
Research and development	$778,664	$682,546	$96,118	14%
General and administrative	896,948	312,203	584,745	187%
Total Operating Expenses	1,675,612	994,749	680,863	68%

Loss from Operations	(1,675,612)	(994,749)	(680,863)	68%

Other Expense:
Interest Expense	-	106,553	(106,553)	-100%
Loss on fair value of derivative liability	-	6,249	(6,249)	100%
Total Other Expenses	-	112,802

Net Loss	$(1,675,612)	$(1,107,551)	$(568,061)	51%

Research and Development Expenses

Research and development expenses increased by $96,118, or 14%, for the three months ended September 30, 2025 compared to the corresponding period of 2024. During 2025, the increase in research and development expenses is primarily attributable to approximately $78,000 in stock-based compensation related to options granted during the period along with post-Merger compensation costs for research and development personnel of approximately $20,000. Costs incurred during the three months ended September 30, 2024 consist primarily of costs for the ongoing assay development and repeat-dose toxicology studies with our third-party service providers.

General and Administrative Expenses

General and administrative expenses increased by $584,745, or 187%, for the three months ended September, 2025 compared to the corresponding period of 2024. The increase was primarily related to increases in legal and accounting costs related to filings with the SEC of approximately $100,000, increases in post-Merger compensation costs for our executive officers of approximately $300,000 and increases in our directors fees, stock quotation fees, insurance costs, financial printing and transfer agent costs as a public company. Additionally, we recorded approximately $242,000 of costs related to the issuance of stock options granted during the period. Costs incurred during the three months ended September 30, 2024 consisted primarily of legal, accounting and consulting fees.

Other Expense

There was no interest expense for the three months ended September 30, 2025, a decrease of $106,553 compared to the corresponding period of 2024. The decrease in interest expense was related to the conversion of all outstanding debt in conjunction with the Merger and Offering in February 2025. For the three months ended September 30, 2024, we recorded interest expense, debt issuance costs amortization, discounts related to derivative liability amortization and loss on derivative liabilities for our then outstanding debt.

Nine Months Ended September 30, 2025 Compared With Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change

Operating Expenses:
Research and development	$1,181,131	$1,566,533	$(385,402)	-25%
General and administrative	2,865,794	495,272	2,370,522	479%
Total Operating Expenses	4,046,925	2,061,805	1,985,120	96%

Loss from Operations	(4,046,925)	(2,061,805)	(1,985,120)	96%

Other Expense (Income):
Interest Expense	72,659	195,161	(122,502)	-63%
Loss on fair value of derivative liability	6,312	8,755	(2,443)	-28%
Gain on extinguishment of debt	(326,345)	-	(326,345)	100%
Total Other Expenses	(247,374)	203,916

Net Loss	$(3,799,551)	$(2,265,721)	$(1,533,830)	68%

Research and Development Expenses

Research and development expenses decreased by $385,402, or 25%, for the nine months ended September 30, 2025 compared to the corresponding period of 2024. During 2025, the decrease in research and development expenses is primarily attributable to the completion of our repeat-dose toxicology study of APTN-101 that began in late 2023 along with costs related to our assay development program as it nears completion that resulted in a decrease of approximately $1.3 million. Offsetting those decreases were increased costs related to our development agreements with Duke University of approximately $489,000, an increase in clinical trial packaging costs of approximately $189,000, increases in post-Merger compensation costs for research and development personnel of approximately $54,000 and stock-based compensation for stock options granted during the period of approximately $78,000. Costs incurred during the nine months ended September 30, 2024 consist primarily of costs for the ongoing assay development and repeat-dose toxicology studies with our third-party service providers.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.4 million, or 479%, for the nine months ended September 30, 2025 compared to the corresponding period of 2024. The increase was primarily related to increases in legal, accounting and consulting costs related to the Merger and filings with the SEC of approximately $500,000, increases in post-Merger compensation costs for our executive officers of approximately $700,000, stock-based compensation costs recorded in conjunction with options granted during the period of approximately $242,000 and increases in our directors fees, stock quotation fees, insurance costs, financial printing and transfer agent costs as a public company. Additionally, we recorded $250,000 of expense related to the issuance of stock to a third-party vendor. Costs incurred during the nine months ended September 30, 2024 consisted primarily of legal fees, accounting fees and consulting fees.

Interest Expense

Interest expense decreased $122,502, or 63%, for the nine months ended September 30, 2025 compared to the corresponding period of 2024. The decrease in interest expense was related to the conversion of the Bridge Notes in conjunction with the Merger and Offering in February 2025.

Other Income and Expense

As of September 30, 2024, we had recorded the accrued interest, debt issuance costs amortization, discounts related to derivative liability amortization and related costs of the 2024 Bridge Notes. Upon completion of the issuance of the 2024 Bridge Notes and based on the information then currently available, the recorded bifurcated derivative liability related to the embedded redemption feature of this debt was $333,333. In December 2024, we also recorded a bifurcated derivative liability related to the Exchange Notes executed by holders of the 2023 Bridge Notes of $194,537. At the date of the Merger, the carrying value of the derivative liability totaled $551,270, after giving effect to the change in fair value of $6,312 for the nine months ended September 30, 2025, compared to $8,755 for the nine months ended September 30, 2024. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of Exchange Notes and 2024 Bridge Notes, plus accrued interest thereon, automatically converted into shares of our common stock. As a result of the conversion, we recorded a gain on debt extinguishment of $326,345.

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

Accordingly, as of September 30, 2025, we had cash and cash equivalents, working capital deficit and accumulated deficit of $579,089, $881,078 and $7,923,783, respectively. As of December 31, 2024, we had cash and cash equivalents, working capital deficit and accumulated deficit of $34,085, $4,293,992 and $4,124,232, respectively.

Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 were prepared on a going concern basis which contemplates we will be able to realize assets and discharge liabilities in the normal course of business. Based on our current operating plan, we anticipate that our existing cash balance will not be sufficient to fund our operating activities for the next twelve months and, as such, substantial doubt exists about our ability to support our operations and fund our obligations for next twelve months from the date of issuance of these condensed consolidated financial statements. We plan to continue to fund our losses from operations through cash on hand, as well as through future equity offerings and debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(4,075,016)	(761,936)	(3,313,080)	-435%
Financing activities	4,620,020	872,490	3,747,530	430%

Net increase in cash during the periods	545,004	110,554	434,450	393%

Net Cash Used in Operating Activities

For the nine months ended September 30, 2025 and 2024, we used cash of $4,075,016 and $761,936, respectively, in operations. Our cash use for the nine months ended September 30, 2025 was primarily attributable to our net loss of $3,799,551, net non-cash expense of $303,815 and $579,280 of net cash used in changes in the levels of operating assets and liabilities including increases in prepaid assets and decreases in accrued expenses. Our cash use for the nine months ended September 30, 2024 was primarily attributable to our net loss of $2,265,721, adjusted for net non-cash expenses in the aggregate amount of $140,155 offset by $1,363,630 of cash provided by changes in the levels of operating assets and liabilities primarily attributable to increases in accounts payable and accrued expenses.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $4,620,020, of which $6,161,505 was provided by offering proceeds related to the sale of Units in the Offering, offset by $1,266,485 of payments of equity issuance costs and $275,000 of repayment of notes payable to a related party. During the nine months ended September 30, 2024, cash provided by financing activities was $872,490 primarily related to the proceeds from the issuance of notes payable.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of APTN-101. As expected, we incurred an increase in general and administrative expenses in 2025 primarily related to supporting our increasing research and development activities and being a publicly held company with the resulting professional fees, personnel and regulatory compliance related costs. We expect to incur increasing operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize APTN-101 or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness, among other items. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. If we are not able to secure adequate additional funding in the near term, we may be forced to reduce spending, further extend payment terms with suppliers and vendors, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition and results of operations.

Contractual Obligations and Commitments

Duke License

In January 2023, we entered into the Duke License for an exclusive, world-wide, sub-licensable license to precision medicine technology. As a component of the Duke License, we agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of September 30, 2025, we had not met any milestones as defined in the agreement and, accordingly, have recorded no expense or liability related to such payments.

We also agreed to pay royalties equal to low- to mid- single-digit percentages of annual net sales on a country-by-country and product-by-product basis subject to downward adjustment to low single-digit percentages of our net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established. We also must pay Duke percentages in the low tens, twenties and thirties of sublicensing fees after initiation of the first Phase III study, after initiation of the first Phase II study but prior to initiation of the first Phase III study, and prior to initiation of the first Phase II study, respectively, as set forth in the Duke License. We have not recorded and do not owe any royalties or sublicensing fees for the nine months ended September 30, 2025.

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

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of derivative liabilities, the fair value of stock issued in exchange for services, accrued liabilities that are measured based on progress toward completion of research and development projects, and the grant date fair value of stock options granted to employees, consultants and directors, and the resulting share-based compensation expense, calculated using the Black-Scholes option-pricing model.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2024 and continued to exist as of September 30, 2025. Our material weaknesses include the lack of adequate segregation of accounting functions, insufficient evidence of board pre-approvals of transactions, errors in accounting for non-routine transactions, authorization of related party transactions and errors in the accounting of tax provisions.

Management’s Plan to Remediate the Material Weaknesses

Management is working to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting consultants and/or personnel, and designing and implementing financial reporting systems, processes, policies and internal controls. We also will continue to monitor our internal control over financial reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary to our disclosure controls and procedures and internal controls as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls or internal controls will be remediated until such time as we have added additional resources, including additional accounting and administrative staff and/or consultants, and the enhancements described above have operated for a sufficient time to allow for proper evaluation of their effectiveness.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(f) under the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit				Incorporated by Reference (Unless Otherwise Indicated)
Number	Description	Form	Exhibit	Filing Date
10.1	First Amendment to Executive Employment Agreement, by and between Adaptin Bio, Inc. and Timothy L. Maness, dated October 3, 2025.	Form 8-K	10.1	October 6, 2025
10.2	First Amendment to Executive Employment Agreement, by and between Adaptin Bio, Inc. and L. Arthur Hewitt, dated October 3, 2025.	Form 8-K	10.2	October 6, 2025
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL).			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
Timothy L. Maness
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)