Form 10-K
period 2025-12-31
ADAPTIN BIO, INC.
filed 2026-04-01
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the most recent sales price of a share of the registrant’s common share on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9.3 million.

As of March 26, 2026, 8,786,229 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference

Not applicable.

i

NOTES

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

iii

PART I

ITEM 1. BUSINESS.

Our Company

The Company’s objective is to develop and commercialize products utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. Our novel technology was originally developed by researchers in the Department of Neurosurgery at Duke University and licensed by us in 2023.

Our website address is www.adaptinbio.com and we can be contacted at info@adaptinbio.com. Information contained on, or that can be accessed through, our website is not a part of this Report.

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

The Merger

On February 11, 2025, Adaptin Bio, Inc. completed the business combination contemplated by that certain Agreement and Plan of Merger and Reorganization, dated as of February 11, 2025, by and among Unite Acquisition 1 Corp. (“Unite Acquisition”), a public shell company incorporated in the State of Delaware on March 10, 2022, its wholly-owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed in the State of Delaware on January 30, 2025 (“Merger Sub”), and Adaptin Bio Operating Corporation (formerly “Adaptin Bio, Inc.”) (the “Merger”). Upon the completion of the Merger, Unite Acquisition changed its name to “Adaptin Bio, Inc.”

Business Overview

We are a biopharmaceutical company pioneering a transformational approach to enhance the transfer of therapeutics into the brain, facilitating the treatment of brain cancers and other unmet medical conditions. The Company’s proprietary technology harnesses the human immune system’s ability to target, recognize, destroy or deliver therapeutics to specific cells, including cancer cells. Our mission is to be the global leader and pioneer of this new treatment paradigm, integrating recombinant technology, gene therapy and cell therapy to address the challenges of targeting and delivering effective therapies, including to the brain for cancer and other central nervous system (“CNS”) indications.

The cause(s), or etiology, of many diseases can be addressed in part through manipulation of engineered cells. We view targeted manipulation of the human immune system, together with recombinant technology and/or gene therapy, as a therapeutically disruptive transformation in the way we treat brain and other diseases. Our lead product candidate has been recently accepted under an investigator-led Investigational New Drug application (“IND”) to begin first-in-human studies in brain cancer. Assuming success of those studies, our experienced group of scientists and business leaders intend to develop our proprietary in vivo and ex vivo technology platforms to revolutionize treatment across a broad array of other therapeutic areas with unmet treatment needs, including CNS disorders, autoimmune disease and cardiovascular diseases, among others. Pursuing other therapeutic areas will likely require us to either raise a significant amount of additional capital or to engage in strategic transactions such as spin-offs or out-licenses. Our goal is to initiate preclinical studies on additional product candidates in 2027, if not earlier.

Our novel technology was originally developed by researchers in the Department of Neurosurgery at Duke University, led by Dr. John H. Sampson, the prior Robert H. and Gloria Wilkins Distinguished Professor and Chair of the Department of Neurosurgery and currently the Dean and Vice Chancellor at the University of Colorado School of Medicine. The group recognized that adoptive transfer of specifically activated functional human immune cells significantly increases the “hitchhiking” and intracerebral accumulation of macromolecules that are bound to their surface. While circulating naïve T cells do not typically penetrate the CNS, activated T cells are known to traffic frequently past the blood brain barrier (“BBB”) and perform routine immune surveillance in the CNS. Adaptin and its collaborators at Duke University are taking advantage of this CNS trafficking to enhance the localization of macromolecules and other agents to the CNS for cancer and other CNS disorders.

We are closely working with researchers at Duke University to translate preclinical proof of concept data of its first proprietary platform technology called BRiTE (Brain Bispecific T-cell Engager) into human clinical trials. BRiTE focuses on the transport of difficult to deliver T cell targeting agents to tumor tissue, including in the immunoprivileged brain and overcoming the challenges with other immunotherapeutic approaches. BRiTE is a translatable method to specifically target malignant glioma using a tumor-specific, fully human bispecific antibody that redirects patients’ own T cells to recognize and destroy tumor cells.

The first application of our technology is APTN-101, a proprietary epidermal growth factor receptor variant III, or EGFRVIII, BRiTE in order to eliminate malignant glioma tumors in a variety of aggressive preclinical tumor models where the tumor is implanted behind the BBB in the CNS (i.e., orthotopic). We designed APTN-101 to specifically redirect T cells against tumors expressing a well-characterized, mutated form of epidermal growth factor receptors (“EGFRs”) known as EGFRVIII, on a number of tumor types, including glioblastoma, breast and lung cancer. Because EGFRVIII is exclusively expressed on tumor cells, but not normal healthy cells, we believe it represents an ideal target for immunotherapy. We have made significant progress towards first-in-human clinical studies, including:

●	A pre-IND meeting with the FDA outlining a clear path to filing an IND;

●	Completion of single-dose IND-enabling preclinical studies;

●	Submission in April 2023 of an IND for an investigator-initiated, single-dose clinical trial, and its acceptance in May 2023 by the FDA; and

●	Manufacturing of APTN-101 in more than sufficient quantities for Phase 1 trials.

●	Submission in August 2025 of an IND amendment to include multiple dosing for the investigator-initiated, multi-dose clinical trial, and its acceptance in October 2025 by the FDA; and

●	Received both internal and external Institutional Review Board (IRB) approval for the investigator-initiated, multi-dose clinical trial evaluating APTN-101 in the treatment of glioblastoma multiforme (GBM) in March 2026.

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

Strategy

Our goal is to become a leading biopharmaceutical company focused on the transfer of drugs across barriers and to targeted tissues, including the brain and CNS, to transform current treatment paradigms for patients and address unmet medical needs. The critical components of our strategy are as follows:

●	Advance the development of APTN-101 for the treatment of glioblastoma. The FDA’s acceptance in May 2023 of the IND for APTN-101 and the acceptance in October 2025 of the amended IND for APTN-101 for the multi-dose first-in-human clinical trial in glioblastoma patients.

●	Advance preclinical development of APTN-101 to support one or more additional INDs for additional kinds of cancer. We have designed APTN-101 to incorporate EGFRvIII, which is expressed on a number of tumor types, including breast and lung cancer (with or without brain metastases), so we are considering pre-clinical work to support INDs for these indications to be filed.

●	Design and advance other early-stage drug product candidates for undisclosed rare and unmet needs. Because our proprietary technology enables drugs to cross barriers and target tissues, including the brain, we believe it has numerous potential applications in areas of unmet medical need. We are evaluating which of those indications would be most strategic to pursue in the near-term.

●	Acquire, in-license or develop complementary delivery technologies that will allow us to produce BRiTE compounds or manipulate and activate immune cells in vivo. We continually evaluate technologies that will further enhance therapeutic effect, improve safety and manufacturability, or reduce costs of our products.

●	Acquire targeted clinical compounds for conditions with unmet needs where our technology could be transformative. We continually evaluate development and in-licensing opportunities and may acquire clinical compounds for conditions with unmet medical needs where our technology’s ability to cross barriers and target specific tissues, including the brain, could be transformative of the treatment paradigm.

●	Pursue a capital-efficient commercialization strategy. For products with smaller and/or orphan patient populations, our plan is to build an infrastructure to commercialize our drug products within the United Sates. Drawing upon our experience in commercializing specialty pharmaceutical products, we aim to build a specialized yet efficient infrastructure that will support the entire commercialization continuum, including stakeholder education, treatment decision and initiation, and product access throughout the patient journey. In addition, we plan to seek established companies to commercialize our drug products for larger addressable markets and outside of the United States.

●	Leverage, protect and enhance our intellectual property portfolio and secure patents for additional products and indications. We intend to expand our intellectual property, grounded in securing composition of matter and method of use patents for new products and indications. We plan to enhance the intellectual property portfolio further through learnings from ongoing preclinical studies, clinical trials and manufacturing processes.

●	Outsource capital-intensive operations. We plan to continue to outsource capital-intensive operations, including most clinical development and all manufacturing operations of our product candidates, and to facilitate the rapid development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

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

Importantly, our data suggest that once APTN-101 reaches the brain, it can activate even suppressive regulatory T-cells (“Tregs”) to kill glioblastoma tumor cells by redirecting their natural granzyme-mediated cytotoxic potential and enhance a cytotoxic immune response. These findings not only highlight a new mechanism by which BRiTEs may circumvent certain aspects of Treg mediated suppression, but also have broader implications with regard to the natural functional role of activated, tumor infiltrating Tregs that ordinarily suppress and kill cytotoxic T lymphocytes in the tumor microenvironment.

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

Another secondary objective is to describe the pharmacokinetics (“PK”) in subjects treated with BRiTE. A population PK analysis will be performed to characterize the PK of BRiTE using the software Nonlinear Mixed Effects Modeling (NONMEM, version 7.2). Different structural PK models (e.g., 1 and 2 compartment) with linear or non-linear (e.g., Michaelis-Menten) kinetics will be fitted to the plasma concentration-time data of BRiTE.

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

We hold a world-wide exclusive license to three issued or allowed United States patents and one pending Patent Cooperation Treaty (“PCT”) patent application covering the enhanced delivery of drugs and other compounds to the brain and other tissues. The patents and patent applications that we licensed provide patent terms or anticipated patent terms ranging from 2031 to 2039 without patent term extensions.

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

License Agreement

Patent License Agreement with Duke University

Effective January 11, 2023, we entered into a patent license agreement (the “Duke License”) with Duke University, a nonprofit educational and research institution organized under the laws of North Carolina (“Duke University”), whereby Duke University granted us an exclusive license with a right to grant sublicenses to “BISPECIFIC EGFRvIII ANTIBODY ENGAGING MOLECULES,” “HUMAN BISPECIFIC EGFRvIII ANTIBODY AND CD3 ENGAGING MOLECULES,” “CERTAIN IMPROVED HUMAN BISPECIFIC EGFRvIII ANTIBODY ENGAGING MOLECULES” and “ENHANCED DELIVERY OF DRUGS AND OTHER COMPOUNDS TO THE BRAIN AND OTHER TISSUES” (together, the “precision medicine technology”). With this technology, which we assumed pursuant to the Merger, we intend to develop our BRiTE Platform, a combination of an immune cell engager with activated functional T-cells, which focuses on transporting difficult to deliver agents across the blood brain barrier, allowing access to the immunoprivileged central nervous system. Under the Duke License, we are required to use commercially reasonable efforts to obtain and retain the relevant governmental approvals and to commercialize the precision medicine technology. We must also use reasonable efforts to reach certain commercialization and research and development milestones as outlined in the Duke License.

On August 8, 2024, we entered into a Sponsored Research Agreement (the “2024 SRA”), which we assumed pursuant to the Merger, whereby Duke University agreed to perform research exploring the administration methods of our BRiTE Platform for a fixed fee. The Duke License has been amended (the “First Amendment”) such that we have the option to add any invention conceived as a result of the performance under the 2024 SRA to the license.

On February 18, 2025, we entered into an additional Sponsored Research Agreement (the “2025 SRA”), whereby Duke University agreed to perform research to support the development of GMP manufacturing procedures for the APTN-101 cell product to be infused with the hEGFRvIII-CD3 bi-scFv product as part of the BRiTE study, and for the validation of those procedures in a GMP environment at Duke University’s Marcus Center for Cellular Cures.

As part of the consideration for the license, we issued Duke University shares, representing 5% of our then issued and outstanding common stock on a fully diluted basis. Following the Merger and additional issuances of common stock in 2025, Duke University holds approximately 1.2% of our shares of common stock on a fully diluted basis. We also agreed to make payments based on clinical and commercial milestones, continuing royalty fees on any sales made after approval by regulatory authorities and minimum annual royalty payments that began in 2025. These milestones include initiation of a Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. Under the terms of the Duke License, we must pay running royalties equal to low- to mid-single digit percentages of annual net sales, depending on the level of sales by us, our sublicensees and affiliates in that year, and subject to downward adjustment to low single digit percentages of our net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established. We also must pay Duke University low to mid-double-digit percentages of any sublicensing fees as set forth in the Duke License. We will be responsible for all patent expenses incurred by Duke University and have reimbursed Duke University approximately $327,000 for patent expenses incurred, prior to the license, by Duke University for filing and prosecution of the patent rights. Additionally, under the terms of the Duke License, we have reimbursed Duke University for patent expenses incurred of approximately $55,000 and $31,000 for the years ended December 31, 2025 and 2024, respectively.

The term of the Duke License will extend until the expiration of the last to expire patent rights, subject to early termination as set forth in the Duke License. The foregoing descriptions of the Duke License, First Amendment and SRAs do not purport to be complete and are qualified in their entirety by the terms and conditions of the Duke License, First Amendment and SRAs.

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

Competition

The pharmaceutical industry is highly competitive and characterized by intense and rapidly changing competition to develop new technologies and proprietary products, particularly in some of the areas of high unmet medical need that we are targeting. Our potential competitors include both major and specialty pharmaceutical and biotechnology companies worldwide, many of which have far greater resources and access to capital than we do. In particular, Context Therapeutics, Vir Biotechnology and Janux Therapeutics, Inc. are studying immune cell engagers with different targets, and Amgen Inc. and Genentech, Inc. (a wholly owned subsidiary of Roche Holding AG) have programs using a form of EGFRvIII x CD3 bispecific T cell engager (although neither are using them in combination with activated T cells). Our success will be based in part on our ability to identify, develop, and manage a portfolio of safe and effective product candidates that address the unmet needs of patients before our competitors.

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

FDA Regulation of Drugs

Before any of our drug product candidates may be marketed in the United States, they must be approved by the FDA. The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent IRB or ethics committee for each clinical site before a clinical trial can begin;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended purpose;

●	preparation of and submission to the FDA of a New Drug Application (“NDA”) after completion of all required clinical trials;

●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;

●	satisfactory completion of an FDA Advisory Committee review, if required by the FDA;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods, and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices; and

●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

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

Employees

As of December 31, 2025, we had four employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Available Information

Our principal office is located at 3540 Toringdon Way, Suite 200, #250, Charlotte, NC 28277 and our telephone number is (888) 609-1498. Our website is www.adaptinbio.com, and we can be contacted at info@adaptinbio.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports and other information with the SEC. Such reports and other information filed by us with the SEC will be available free of charge on our website at www.adaptinbio.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, information statements and other information that issuers file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined in Item 10 of Regulation S-K (17 CFR § 229.10(f)(1), we are not required to include risk factors in this Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Our Chief Financial Officer (“CFO”), with assistance from our third-party managed services team, identifies, assesses and manages the Company’s cybersecurity threats and risks. The Company leverages its third-party services team to manage its entire information technology infrastructure, including utilization of their cybersecurity strategy that is designed to protect information systems and data from an evolving cyber-threat landscape. Our cybersecurity program, administered by our CFO and overseen by the Audit Committee, has the support of executive leadership and the Board of Directors.

Our cybersecurity program leverages the cybersecurity strategies of our third-party service provider to focus on all areas of our business, including cloud-based environments, networks, applications, disaster recovery, business continuity and controls and safeguards enabled through business processes and tools. Our systems are continuously monitored for threats and unauthorized access. Our CFO works closely with our third-party service provider to identify potential risks and is notified of security threats, should any occur, through automated detection solutions as well as any reports from users and business partners. In the CFO’s oversight capacity, he draws on the knowledge and insight of our external cybersecurity experts and vendors and employ an array of third-party tools to secure our information infrastructure and protect systems and information from unauthorized access.

As of the date of this Report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

Our principal executive office is located in North Carolina under a month-to-month lease arrangement. We currently lease any office space that we use in our operations, and we do not own any real property. We believe that our facility space adequately meets our needs and that we will be able to obtain any additional operating space that may be required on commercially reasonable terms.

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

Holders

As of March 26, 2026, there were 152 holders of our 8,786,229 shares of our Common Stock.

Dividends

The Company has not paid any cash dividends on its shares of its Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the Board of Directors.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

For information regarding the Company’s sales of unregistered securities during the fiscal year ended December 31, 2025, please refer to the following previously filed reports:

●	our Current Report on Form 8-K, filed on February 18, 2025;

●	our Quarterly Report on Form 10-Q, filed on May 15, 2025;

●	our Quarterly Report on Form 10-Q, filed on August 14, 2025; and

●	our Current Report on Form 8-K, filed on December 23, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is attributable to the operations of Adaptin Bio, Inc. for the years ended December 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024 and the related notes thereto, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

We are closely working with the researchers at Duke University to translate preclinical proof of concept data of our proprietary platform technology, the BRiTE Platform, into human clinical trials. BRiTE is a translatable method to specifically target malignant glioma using a tumor-specific, fully human bispecific antibody that is designed to redirect the patients’ own T cells to recognize and destroy tumor cells. Our first application of BRiTE is APTN-101, a proprietary EGFRvIII x CD3 bispecific T cell engager may have the ability to eliminate malignant glioma tumors in a variety of aggressive preclinical orthotopic tumor models. We designed APTN-101 to specifically redirect T cells against tumors expressing a well-characterized, mutated form of EGFR on a number of tumor types, including glioblastoma, breast and lung cancer. APTN-101 has been recently accepted under an investigator-led IND to begin first-in-human studies in brain cancer. Our goal is to complete preclinical studies on additional product candidates and file multiple INDs.

Duke University Exclusive Licensing Agreement

Effective January 11, 2023, we entered into a patent license agreement (the “Duke License”) with Duke University, whereby Duke University granted us an exclusive license with a right to sublicense the precision medicine technology, which we intend to develop using our BRiTE Platform. As part of the consideration for the license, we issued Duke 75 shares of our common stock (that were then valued at $175.86 per share, or $13,189, representing 5% of our then issued and outstanding common stock on a fully diluted basis). As a result of the Merger and recapitalization and additional issuances of common stock, Duke University now holds 161,960 shares of our Common Stock, or approximately 1.2% of the outstanding shares of the Company on a fully diluted basis. We also agreed to make milestone payments and pay royalties to Duke University, as well as to reimburse Duke University for prior patent expenses, as set forth in more detail below.

Operations Overview

Since inception, we have devoted substantially all of our resources to supporting our product development efforts, raising capital to support and expand such activities, and providing general and administrative support for these operations. We operate our business using a significant outsourcing model. As such, our team is composed of a small group of employees who direct a significantly large number of team members, including vendors and consultants, to enable execution of our operational plans. We do not currently have any products approved for sale, and we will continue to incur significant research and development and general administrative expenses related to our operations.

Since inception, we have incurred significant operating losses. For the year ended December 31, 2025, we recorded a net loss of $5,167,569. As of December 31, 2025, we had an accumulated deficit of $9,291,801. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates. As of December 31, 2025 and December 31, 2024, we had $459,174 and $34,085 in cash and cash equivalents, respectively.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned development of APTN-101, including pre-clinical activity and our Phase 1 investigator-led trial for the treatment of GBM;

●	build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies;

●	initiate additional preclinical studies and clinical trials for APTN-101 for any additional indications we may pursue and for any additional product candidates that we may pursue in the future;

●	hire clinical, regulatory and scientific personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and

●	incur additional legal, accounting, insurance and other expenses associated with operating as a public company.

The Macroeconomic Climate

The recent economic trends and political changes, including the rapidly changing tariff structure, may materially adversely affect our business and corresponding financial position and cash flows. While inflationary factors have trended down and interest rates are beginning to trend down, they still may impact our overhead costs and may adversely affect our operating results. While interest rates have recently been trending down, they remain high and present a challenge impacting the United States and global economies. Recent volatility in the major stock indices could also present challenges in accessing additional capital. Such factors could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future on our operating costs, including our labor, due to supply chain constraints, consequences associated with pandemics or public health situations, the Russia-Ukraine war, and other U.S. geopolitical issues, such as recent U.S. military actions in Venezuela and Iran and the ongoing implementation of new tariff structures and subsequent changes thereto, affecting other territories and employee availability and wage increases, all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of fees paid to third-party service providers and, in 2025, personnel costs and other personnel-related compensation expenses, including stock-based compensation costs. Research and development costs are expensed in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

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

General and Administrative Expenses

General and administrative expenses include expenses for executive compensation and related costs, stock-based compensation, outside professional services and other general administrative expenses, including costs associated with the Merger. Outside professional services consist of patent maintenance expenses, legal, accounting, insurance and audit services and other consulting fees.

We also expect to continue to incur expenses as a public company, including expenses related to compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities, and other administrative and professional services.

Interest Expense

Interest expense primarily consists of contractual debt interest expense, the amortization of debt issuance costs and the amortization of discounts arising from bifurcated derivative liabilities, prior to extinguishment.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations and changes for the periods indicated:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Operating Expenses:
Research and development	$1,774,166	$1,824,591	$(50,425)	-3%
General and administrative	3,640,777	745,294	2,895,483	389%
Total Operating Expenses	5,414,943	2,569,885	2,845,058	111%

Loss from Operations	(5,414,943)	(2,569,885)	(2,845,058)	111%

Other Expense:
Interest Expense	72,659	341,048	(268,389)	-79%
Loss on fair value of derivative liability	6,312	17,087	(10,775)	-63%
(Gain) loss on extinguishment of debt	(326,345)	194,537	(520,882)	-268%
Total Other Expenses	(247,374)	552,672

Net Loss	$(5,167,569)	$(3,122,557)	$(2,045,012)	65%

Research and Development Expenses

Research and development expenses decreased by $50,425, or 3%, for the year ended December 31, 2025 when compared to research and development expenses for the year ended December 31, 2024. During 2025, the decrease in research and development expenses is primarily attributable to the completion of our repeat-dose toxicology study of APTN-101 that began in late 2023 along with costs related to our assay development program as it nears completion that resulted in a decrease of approximately $1.5 million. Offsetting those decreases were increased costs related to our sponsored research agreements with Duke University of approximately $776,000, an increase in clinical trial packaging costs of approximately $198,000, the minimum annual royalty for 2025 of $25,000, increases in post-Merger compensation and related costs for research and development personnel of $95,000 and the stock-based compensation expense for stock options granted during the period of approximately $117,000. Costs incurred during the year ended December 31, 2024 consist primarily of costs for the ongoing assay development and repeat-dose toxicology studies with our third-party service providers.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.9 million, or 389%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily related to increases in legal, accounting and consulting costs related to the Merger and filings with the SEC of approximately $665,000, increases in post-Merger compensation and related costs for our executive officers of approximately $960,000, stock-based compensation costs recorded in conjunction with options granted during the period of approximately $380,000 and increases in our directors fees, stock quotation fees, insurance costs, financial printing and transfer agent costs as a public company of approximately $500,000 in the aggregate. Additionally, we recorded $250,000 of expense related to the issuance of stock to a third-party vendor. Costs incurred during the year ended December 31, 2024 consisted primarily of legal fees, accounting fees and consulting fees.

Interest Expense

Interest expense decreased $268,389, or 79%, for the year ended December 31, 2025 when compared to the year ended December 31, 2024. The decrease in interest expense was related to the conversion of all outstanding debt in conjunction with the Merger and Offering in February 2025. For the year ended December 31, 2024, we recorded interest expense, debt issuance costs amortization, discounts related to derivative liability amortization and loss on derivative liabilities for our then outstanding debt.

Other Income and Expense

Prior to the Merger, we had recorded the accrued interest, debt issuance costs amortization, discounts related to derivative liability amortization and related costs of the 2024 Bridge Notes. Upon completion of the issuance of the 2024 Bridge Notes and based on the information then currently available, the recorded bifurcated derivative liability related to the embedded redemption feature of this debt was $333,333. In December 2024, we also recorded a bifurcated derivative liability related to the Exchange Notes executed by holders of the 2023 Bridge Notes of $194,537, that due to the deemed extinguishment of the 2023 Bridge Notes upon execution of the Exchange Notes, gave rise to a loss on extinguishment of $194,537 for the year ended December 31, 2024. At the date of the Merger, the carrying value of the derivative liability totaled $551,269. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of Exchange Notes and 2024 Bridge Notes, plus accrued interest thereon, automatically converted into shares of our common stock. As a result of the conversion, we recorded a gain on debt extinguishment of $326,345.

Liquidity and Capital Resources

Bridge Financings

We raised bridge financing through the offer and sale (a) in 2023 of $500,000 principal amount of our 10% Secured Promissory Notes (the “2023 Bridge Notes”) (including warrants to purchase up to 56,815 shares of our Common Stock at an exercise price of $4.40 per share) and (b) in 2024 of $1,000,000 principal amount of its 10% Secured Subordinated Convertible Promissory Notes (the “2024 Bridge Notes”), which in each case were sold to a limited number of accredited investors pursuant to Regulation D under the Securities Act. In December 2024, the 2023 Bridge Notes were cancelled and exchanged for $500,000 principal amount of our 10% Secured Convertible Promissory Notes (the “Exchange Notes”). In connection with the note exchange, the holders of the 2023 Bridge Notes were also issued warrants to purchase up to 75,755 shares of our Common Stock at an exercise price of $3.30 per share. The Exchange Notes, collectively with the 2024 Bridge Notes, are referred to herein as the “Bridge Notes”.

Pre-Merger Warrants

As described above, prior to the Merger, we raised bridge financing through the offer and sale of the 2023 Bridge Notes. We agreed to issue common stock warrants (the “2023 Bridge Note Warrants”) to the purchasers of the 2023 Bridge Notes. The 2023 Bridge Note Warrants give the holders the right to purchase an aggregate of up to 56,815 shares of our Common Stock at an exercise price of $4.40 per share. In December 2024, the 2023 Bridge Notes were cancelled and exchanged for the Exchange Notes. In connection with this note exchange, the holders of the 2023 Bridge Notes were issued warrants (the “Exchange Warrants”) to purchase an aggregate of up to 75,755 shares of our Common Stock at an exercise price of $3.30 per share. The 2023 Bridge Note Warrants and the Exchange Warrants must be exercised on or prior to the close of business on February 11, 2030, which is the fifth anniversary of the initial closing of the Private Placement. We refer to the 2023 Bridge Note Warrants and the Exchange Warrants collectively as the “Pre-Merger Warrants.”

Private Placements

Concurrent with the closing of the Merger, we sold, in an initial closing (the “Initial Closing”) of a private placement offering (the “Offering”), 1,080,814 units (the “Units”) at a purchase price of $4.40 per Unit, each consisting of (i) one share of common stock, (ii) a one-year warrant to purchase one share of our Common Stock at an exercise price of $4.40 per share, and (iii) a five-year warrant to purchase one-half of a share of our Common Stock at an exercise price of $6.60 per share. On March 31, 2025, we sold in the final closing of our Offering, 319,529 Units for an aggregate purchase price of $1,405,923.

At the Initial Closing of the Offering in February 2025, the $1,500,000 aggregate principal amount of outstanding Bridge Notes, plus accrued interest thereon, converted automatically into shares of our Common Stock at a conversion price of $3.30 per share, or 501,140 shares of common stock in the aggregate, and the holders of the 2023 Bridge Notes were issued, pursuant to existing agreements, warrants to purchase up to 132,570 shares of our Common Stock at an exercise price of $3.30 or $4.40 per share and with a term of five years. Further, as set forth above, we raised gross proceeds in our Offering of $6,161,505 through the issuance of Units. Additionally, in December 2025, we raised gross proceeds of $1,000,000 through the sale of 200,000 shares of our common stock. In the aggregate, after factoring in offering costs, we recorded net proceeds in 2025 of $5,284,105.

In December 2025, we sold, in an initial closing of a private placement offering, 200,000 shares of our common stock at an aggregate purchase price of $1,000,000, or $5.00 per share. The offering period commenced on October 29, 2025 and was scheduled to continue until the later of (i) January 31, 2026, unless extended by the Company and the placement agent; (ii) the date on which the maximum offering amount of approximately $4.0 million (the “Maximum Offering”) was sold by the Company; or (iii) on a date mutually agreed upon in writing by the Company and the placement agent (the “Offering Period”). On December 30, 2025, the Company and the placement agent agreed to extend the offering period to February 27, 2026; on February 28, 2026 was extended until March 31, 2026, and; on March 31, 2026 was extended until April 30, 2026. As of the date of the Initial Closing, the Company recorded net proceeds of $582,961, net of costs of the transaction of $417,039 that had been incurred as of that date.

Accordingly, as of December 31, 2025, the Company had total assets equal to $619,159 comprised of cash and prepaid assets. The Company’s current liabilities as of December 31, 2025, totaled $2,108,555, and were comprised of accounts payable and accrued liabilities. Accordingly, as of December 31, 2025, we had cash and cash equivalents, working capital deficit and accumulated deficit of $459,174, $1,489,396 and $9,291,801, respectively.

Based on our current operating plan, we anticipate that our existing cash balance will not be sufficient to fund our operating activities for the next twelve months and, as such, substantial doubt exists about our ability to support our operations and fund our obligations for next twelve months from the date of issuance of these consolidated financial statements. We plan to continue to fund our losses from operations through cash on hand, as well as through future equity offerings and debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities during the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	(4,777,892)	(649,283)	(4,128,609)	-636%
Financing activities	5,202,981	678,614	4,524,367	667%
Net increase in cash during the periods	425,089	29,331	395,758	1349%

Net Cash Used in Operating Activities

For the years ended December 31, 2025 and 2024, we used cash for operating activities of $4,777,892 and $649,283, respectively. Our cash use for the year ended December 31, 2025 was primarily attributable to our net loss of $5,167,569, adjusted for net non-cash expenses in the aggregate amount of $480,553, less $90,876 of net cash used in changes in operating assets and liabilities. Our cash use for the year ended December 31, 2024 was primarily attributable to our net loss of $3,122,557, adjusted for net non-cash expenses in the aggregate amount of $451,413, and offset by $2,021,861 of cash provided by changes in of operating assets and liabilities.

Net Cash Provided by Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was $5,202,981, of which, $7,161,504 was provided by offering proceeds related to the offerings, offset by $1,683,523 of payments of equity issuance costs and $275,000 of repayment of notes payable to a related party. During the year ended December 31, 2024, cash provided by financing activities was $678,614, of which $872,490 was related to net proceeds from the issuance of notes payable offset by $193,876 of equity issuance costs paid in advance of the February 2025 Offering.

Funding Requirements

We use our cash primarily to fund research and development expenditures and the administrative costs of operating a public company. We expect our research and development expenses to increase in 2026 as we move forward with our Phase 1 program in GBM for APTN-101 and incur additional pre-clinical expenses for any additional programs we may elect to pursue. We expect to incur a decrease in general and administrative expenses in 2026 primarily related the costs of the Merger and Offering in 2025 not recurring offset by continued support of our increasing research and development activities and costs associated with being a publicly held company, including professional fees, personnel, insurance and regulatory compliance related costs. We expect to incur operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize APTN-101 or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Contractual Obligations and Commitments

Duke License

In January 2023, we entered into the Duke License for an exclusive, world-wide, sub-licensable license to precision medicine technology. As a component of the Duke License, we agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of December 31, 2025, we had not met any milestones as defined in the agreement and, accordingly, have recorded no expense or liability related to such payments.

We also agreed to pay royalties equal to low- to mid- single digit percentages of annual net sales on a country-by-country and product-by-product basis subject to downward adjustment to low single digit percentages of our net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established. We also must pay Duke percentages in the low tens, twenties and thirties of sublicensing fees after initiation of the first Phase III study, after initiation of the first Phase II study but prior to initiation of the first Phase III study, and prior to initiation of the first Phase II study, respectively, as set forth in the Duke License. Based on the minimum annual royalty levels established in the Duke License, we accrued $25,000 for royalties due under the agreement as of December 31, 2025.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the fair value of warrants, the fair value of stock issued in exchange for services, prepaid expenses and accrued liabilities that are measured based on progress toward completion of research and development projects, and the grant date fair value of stock options granted to employees, consultants and directors, and the resulting stock-based compensation expense, calculated using the Black-Scholes option-pricing model.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates:

a) Research & Development Expenses — Accruals

Research and development costs are charged to expense in the period of expenditure. Our research and development costs consist primarily of compensation and related costs and fees paid to external, third-party service providers, such as Contract Research Organizations (“CRO”s) or Contract Manufacturing Organizations (“CMO”s).

Research and development expenses include direct costs associated with CROs for research activities and direct CMO costs for the manufacture, formulation and packaging of clinical trial material. Direct costs associated with our CROs and CMOs are generally payable on a time-and-materials basis, or when milestones are achieved. The invoicing from clinical trial sites can lag several months or can be in advance of the work to be completed. We record expenses for our clinical trial activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the individual trial in accordance with agreements established with CMOs and CROs. We determine the estimates through discussions with internal clinical personnel, CROs and CMOs as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services based on facts and circumstances known to us as of each consolidated balance sheet date. The actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan. If the actual timing of the performance of services of the level of effort varies from the estimate, we will adjust the accrual accordingly.

b) Stock-Based Compensation

We recognize compensation costs related to share options granted to employees, consultants and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black Scholes option pricing model. This Black Scholes option pricing model uses various inputs to measure fair value, including estimated fair value of our underlying common shares at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of our common shares. The estimated volatility creates a critical estimate because we have not been a public company long enough and do not have sufficient trading history to demonstrate our own historical volatility. As such, we estimate volatility using an internally developed peer group of similar companies. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service periods, which are generally the vesting period of the respective awards or based upon the terms of performance obligations, if any. Forfeitures are accounted for as they occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Adaptin Bio, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptin Bio, Inc. as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as Adaptin Bio, Inc’s auditor since 2023.

East Brunswick, New Jersey

April 1, 2026

PCAOB ID Number 100

ADAPTIN BIO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	$459,174	$34,085
Prepaid expenses and other current assets	159,985	11,454
Total Current Assets	619,159	45,539

Non-Current Assets:
Deferred equity issuance costs	-	193,876
Total Assets	$619,159	$239,415

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable- trade	$1,512,090	$1,361,081
Accrued expenses	596,465	1,049,910
Convertible notes payable, net of debt issuance costs and discounts	-	1,248,708
Derivative liability arising from convertible notes payable	-	544,957
Accrued interest	-	134,875
Total Current Liabilities	2,108,555	4,339,531
Total Liabilities	2,108,555	4,339,531

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,655,829 and 3,249,999 shares issued and outstanding as of December 31, 2025 and 2024, respectively [1]	866	325
Additional paid-in capital	7,801,539	23,791
Accumulated deficit	(9,291,801)	(4,124,232)
Total Stockholders’ Deficit	(1,489,396)	(4,100,116)
Total Liabilities and Stockholders’ Deficit	$619,159	$239,415

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIN BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

Operating Expenses:
Research and development	$1,774,166	$1,824,591
General and administrative	3,640,777	745,294
Total Operating Expenses	5,414,943	2,569,885
Loss from Operations	(5,414,943)	(2,569,885)

Other Expense (Income):
Interest expense	72,659	341,048
Loss on change in fair value of derivative liabilities	6,312	17,087
(Gain) loss on extinguishment of debt	(326,345)	194,537
Total Other Expense (Income), net	(247,374)	552,672

Loss Before Provision for Income Taxes	(5,167,569)	(3,122,557)

Provision for income taxes	-	-

Net Loss	$(5,167,569)	$(3,122,557)

Net Loss Per Share
Basic and diluted [1]	$(0.66)	$(0.96)

Weighted Average Common Shares Outstanding:
Basic and diluted[1]	7,812,264	3,249,999

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIN BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year Ended December 31, 2025
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024 – Prior to Recapitalization	1,505	$1	$24,115	$(4,124,232)	$(4,100,116)

Recapitalization	3,248,494	324	(324)	-	-

Balance, December 31, 2024 – Following the Recapitalization	3,249,999	$325	$23,791	$(4,124,232)	$(4,100,116)

Equity of Unite Acquisition 1 Corp. at the time of the exchange	5,000,000	500	(500)	(279,746)	(279,746)

Common stock cancelled at the time of the exchange	(1,750,000)	(175)	175	-	-

Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	-	-	(279,746)	279,746	-

Common stock and warrants issued in private placements [2]	1,600,342	160	5,283,945	-	5,284,105

Common stock and warrants issued in connection with debt extinguishment	501,140	50	1,681,116	-	1,681,166

Forgiveness of accrued consulting fees by related parties	-	-	345,900	-	345,900

Shares issued in exchange for services	54,348	6	249,994	-	250,000

Stock-based compensation	-	-	496,864	-	496,864

Net Loss	-	-	-	(5,167,569)	(5,167,569)

Balance, December 31, 2025	8,655,829	$866	$7,801,539	$(9,291,801)	$(1,489,396)

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 3).

[2]	Includes gross proceeds of $7,161,504, less issuance costs of $1,955,399.

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIN BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year Ended December 31, 2024
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2024	3,249,999	$325	$23,791	$(1,001,675)	$(977,559)

Net loss	-	-	-	(3,122,557)	(3,122,557)

Balance, December 31, 2024	3,249,999	$325	$23,791	$(4,124,232)	$(4,100,116)

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIN BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

	For the Year Ended
	December 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(5,167,569)	$(3,122,557)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	53,722	239,789
Change in fair value of derivative liabilities	6,312	17,087
Loss (Gain) on extinguishment of debt	(326,345)	194,537
Shares issued in exchange for services	250,000	-
Stock-based compensation	496,864	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(148,531)	(11,454)
Accounts payable- trade	496,910	1,080,744
Accrued expenses	(453,445)	851,311
Accrued interest	14,190	101,260
Net Cash Used In Operating Activities	(4,777,892)	(649,283)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	-	1,000,000
Repayment of notes payable- related party	(275,000)	-
Proceeds from issuance of common stock and warrants in private placements	7,161,504	-
Payment of issuance costs related to private placements	(1,683,523)	(193,876)
Payment of debt issuance costs	-	(127,510)
Net Cash Provided By Financing Activities	5,202,981	678,614

Net Increase In Cash and Cash Equivalents	425,089	29,331

Cash and Cash Equivalents - Beginning of Year	34,085	4,754
Cash and Cash Equivalents - End of Year	$459,174	$34,085

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$9,584	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	$(279,746)	$-
Common stock cancelled at the time of the exchange	$175	$-
Convertible notes and accrued interest converted into common stock	$1,653,811	$-
Forgiveness of accrued consulting fees by related parties	$345,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIN BIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RISKS AND UNCERTAINTIES

Organization and Operations

On February 11, 2025, Adaptin Bio, Inc. completed the business combination contemplated by that certain Agreement and Plan of Merger and Reorganization, dated as of February 11, 2025, by and among Unite Acquisition 1 Corp. (“Unite Acquisition”), a public shell company incorporated in the state of Delaware on March 10, 2022, its wholly-owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed in the State of Delaware on January 30, 2025 (“Merger Sub”), and Adaptin Bio Operating Corporation (formerly “Adaptin Bio, Inc.”) (the “Merger”). Upon the completion of the Merger, Unite Acquisition changed its name to “Adaptin Bio, Inc.”

Adaptin Bio, Inc. is dedicated to the development and commercialization of products utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The Company’s novel technology was originally developed by researchers in the Department of Neurosurgery at Duke University and licensed by the Company in 2023. The Company’s technology is engineered to facilitate the transport of therapeutics to tissues of interest, including the brain, potentially generating improved treatments for solid tumors and central nervous system (“CNS”) disorders.

The Merger was accounted for as a reverse recapitalization as Adaptin Bio Operating Corporation was determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Please refer to Note 3 - Reverse Recapitalization for additional details of the Merger.

Upon the completion of the Merger, the share, per share value and net loss per share in the accompanying consolidated financial statements for all dates prior to the Merger were retroactively recast to reflect the exchange ratio pursuant to the Merger.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and include the accounts of the Company’s consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) of the FASB.

Emerging Growth Company

The Company is an “emerging growth company” and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had cash and cash equivalents of $459,174 and an accumulated deficit of $9,291,801. The Company intends to continue significant research and development activities that began in 2023 which, together with expenses incurred for general and administrative purposes, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend on, among other things, successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Management has evaluated the Company’s operating plan against its existing cash and cash equivalents and determined that substantial doubt exists about the Company’s ability to support its operations and fund its obligations for the next twelve months from the date of issuance of these consolidated financial statements.

The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as cash from future equity offerings, debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on its business, operating results and financial condition and its ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Significant Risks and Uncertainties

The Company is subject to challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry, including, without limitation, risks and uncertainties associated with obtaining regulatory approval of its product candidate; delays or problems in the supply of its study drug or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements.

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation, armed conflicts, and overall fluctuations in the financial markets in the U.S. and abroad.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the fair value of derivative liabilities, the fair value of stock issued in exchange for services, accrued liabilities that are measured based on progress toward completion of research and development projects, and the grant date fair value of stock options granted to employees, consultants and directors, and the resulting stock-based compensation expense, calculated using the Black-Scholes option-pricing model.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single segment, which seeks to develop and commercialize products by utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM, who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company has not yet generated any revenue from product sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Currently, all cash is deposited in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. In the event there is cash in the banks, it may, at times, exceed FDIC insurable limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial position.

Prepaid Expenses

Prepaid expenses consist primarily of research and development costs paid in advance of the performance of activities, professional fee retainers and insurance premiums paid at policy inception.

Deferred Equity Issuance Costs

Deferred equity issuance costs represent amounts paid for legal, accounting, consulting, and other offering expenses in conjunction with an anticipated future raise of additional capital. These costs are netted against additional paid-in capital as a cost of the equity issuance upon closing of the respective equity placement.

As of December 31, 2024, there were $193,876 of deferred equity issuance costs on the consolidated balance sheet. During the year ended December 31, 2025, $193,876 of deferred equity issuance costs were netted against additional paid-in capital as a result of an equity financing during 2025, and accordingly, no deferred equity issuance costs remain on the consolidated balance sheet as of December 31, 2025.

Derivative Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company analyzes all financial instruments, including its convertible debt under the FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”), to determine if such instruments contain features that qualify as embedded derivatives. The accounting treatment of derivative financial instruments requires that the Company record bifurcated embedded conversion features and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any increase or decrease in the fair value would be recorded in the results of operations within other income/expense as change in fair value of derivative liabilities. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Upon conversion or repayment of a debt or equity instrument in exchange for equity shares, where the embedded conversion feature has been bifurcated and accounted for as a derivative liability (generally convertible debt), the Company would record the equity shares at fair value on the date of conversion, relieve the carrying value of all related debt, derivative liabilities (after marking them to fair value), and unamortized debt discounts, and recognize a net gain or loss on debt extinguishment, if any.

Accrued Expense

Accrued expenses consist primarily of research and development, legal, accounting, consulting and license-related fees.

Warrants

The Company accounts for its warrants in accordance with the guidance in ASC 815-40-15. This guidance provides that if the warrants do not meet the criteria for equity treatment, the warrants must be recorded as an asset or a liability. The Company estimates the fair value of warrants using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, risk free rate and the expected terms of the warrant.

Research and Development

Research and development expenses include direct costs associated with both pre-clinical and clinical activities and will, in future periods, include costs associated with the Company’s clinical trials including CRO fees, direct CMO costs for additional manufacture and packaging of trial material, as well as investigator and patient related costs at sites at which the Company’s clinical trials will be conducted. Direct costs associated with the Company’s CROs and CMOs are generally payable on a time and materials basis, or when milestones are achieved. The invoicing from third-party vendors can be for work performed on a time and material basis or reflecting milestones outlined in the initial contract for services and may not reflect actual work performed as of a specific measurement date. The Company records expenses for its pre-clinical and clinical activities performed by third parties based upon estimates of the percentage of work completed of the total work over the life of the individual study in accordance with agreements established with the third-party vendors. The Company determines the estimates through discussions with development personnel and its third-party vendors as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services based on facts and circumstances known to the Company as of each balance sheet date. The actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan. If the actual timing of the performance of services of the level of effort varies from the estimate, the Company will adjust the accrual accordingly. If the receipt of invoices is in advance of estimated work performed, the Company will record a prepaid expense as of the measurement date.

Research and development expenses also include the cost of in-process research and development (“IPR&D”) assets purchased in an asset acquisition transaction. IPR&D assets are expensed unless the assets acquired are deemed to have an alternative future use, provided that the acquired assets did not also include processes or activities that would constitute a business as defined under U.S. GAAP, the technology has not received regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as subsequent pre-commercial milestone payments. Research and development costs after the acquisition are expensed as incurred. The costs associated with maintaining the patents after the acquisition are the responsibility of the Company and will be expensed as incurred as a general and administrative expense.

Research and development costs are charged to expense as costs are incurred in performing research and development activities. To date, the Company’s research and development costs consist primarily of costs related to obtaining the license to its technology (see Note 11), conducting pre-clinical IND-enabling activities, the manufacture and packaging of clinical trial materials and start-up costs related to the Phase 1 clinical program that is anticipated to begin in 2026. It is anticipated that additional expenses in future periods for both pre-clinical and clinical activities will consist primarily of fees paid to contract research organizations (“CROs”) and to contract manufacturing organizations (“CMOs”).

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement and income tax purposes.

Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are recognized only if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.

Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard was adopted by the Company for its annual reporting beginning January 1, 2025. The adoption of ASU 2023-09 has expanded the Company’s income tax disclosures for the year ended December 31, 2025 and future periods, but had no material impact on income tax benefit or expense or related tax assets or liabilities.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical as the Company has incurred losses for both periods. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share because when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. The Company has potentially dilutive securities in the form of common stock warrants and stock options issued during the year ended December 31, 2025 and the number of shares available upon conversion of these instruments totals 4,033,838 shares (see Note 3, Note 4 and Note 7).

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The Company’s outstanding convertible notes payable issued in 2024 had fixed interest rates. Therefore, the Company was exposed to interest rate risk in that they could not benefit from a decrease in market interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

Stock-based Compensation

The Company has a stock-based compensation plan, which is described in detail in Note 7 and Note 8, and records all stock-based payments, including grants of employee share options, at their fair values. The Company accounts for stock-based compensation instruments in accordance with the guidance promulgated under ASC 718, Compensation – Stock Compensation. The fair value of share options granted to employees and non-employees is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which equals the vesting period, using the straight-line method or, in the case of performance based awards, based upon the terms of the performance conditions. Forfeitures, if any, are recorded as they occur. Any consideration paid by employees on exercising share options and the corresponding portion previously credited to contributed surplus are credited to share capital. The Black-Scholes option pricing model used by the Company to calculate option values was developed to estimate fair value.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The standard requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact that adoption of this new standard will have on its consolidated financial statements and related disclosures.

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

3. REVERSE RECAPITALIZATION

The Merger

On February 11, 2025, the Company, through its wholly owned subsidiary Adaptin Acquisition Co., consummated the Merger with Private Adaptin. Pursuant to the Merger, Private Adaptin was the surviving corporation and became a wholly owned subsidiary of Unite, and all of the outstanding common stock of Private Adaptin was converted into 3,249,999 shares of Unite’s common stock. As a result, the Company ceased to be a shell company and continues as a public reporting company under the new name, Adaptin Bio, Inc. On February 11, 2025, the sole holder of common stock of the Company prior to the Merger, Lucius Partners LLC (“Lucius Partners”), retained 3,250,000 shares of the Company’s common stock after the Merger, after agreeing to cancel and retire 1,750,000 shares of the Company’s common stock.

The Merger was accounted for as a reverse recapitalization under U.S. GAAP. This determination was primarily due to the Company being determined to be a shell company in that it did not meet the U.S. GAAP definition of a business, did not have more than nominal assets, and did not have more than nominal operations at the time of the Merger. Under this method of accounting, the Company was treated as the “acquired” company for financial reporting purposes. Accordingly, the consolidated financial statements of the Company represent a continuation of the financial statements of Private Adaptin, with the Merger being treated as the equivalent of Private Adaptin issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company are stated at historical cost, with no goodwill or other intangible assets recorded and are consolidated with Private Adaptin’s financial statements on the Merger closing date. Results of operations prior to the Merger are presented as those of Private Adaptin. The shares and net loss per share, prior to the Merger, have been retroactively restated to reflect the common stock exchange ratio of 2,159.47-for-1, as established in the Merger. At the time of the Merger, the stockholders’ deficit of the Company of $279,746 was reclassified to additional paid-in capital.

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

In connection with the Offering, the placement agent and/or its subagents (a) were paid at each closing from the Offering proceeds a total cash commission of 10.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing, (b) were paid at each closing from the Offering proceeds a total non-allocable expense allowance equal to 2.0% of the aggregate gross purchase price paid by purchasers in the Offering at that closing, and (c) received warrants to purchase a total number of shares of common stock equal to 10.0% of the sum of (i) the number of Offering Shares included in the Units sold in the Offering at that closing and (ii) the number of shares of common stock issuable upon exercise of the warrants included in the Units sold in the Offering at that closing, with a term expiring seven years after the final closing date of the Offering and an exercise price of $4.40 per share (the “Placement Agent Warrants”). The Company has paid certain other expenses of the placement agent, including the fees and expenses of its counsel, in connection with the Offering.

In connection with the Merger, all officers and directors of the Company and their affiliates and associated entities entered into lock-up agreements with the Company for a term ending two years after the closing of the Merger, whereby they have agreed to certain restrictions on the sale or disposition (including pledge) of the Company common stock held by (or issuable to) them.

During the year ended December 31, 2025, in connection with the Offering, the Company issued 1,400,342 shares of common stock, investor Warrants to purchase 2,100,513 Warrant Shares and Placement Agent Warrants to purchase 350,086 shares of common stock. In connection with the Offering, the Company raised gross proceeds of $6,161,505 and incurred equity issuance costs of $1,460,361, resulting in net proceeds of $4,701,144. The investor Warrants and Placement Agent Warrants were determined to be equity classified.

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

4. COMMON STOCK

See Note 3 - Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

Common Stock Issuance

On April 2, 2025, in connection with the execution of a vendor contract, the Company issued 54,348 shares of its common stock with an aggregate grant date fair value of $250,000. The shares are fully vested and nonforfeitable as of the grant date under the terms of the contract and the vendor does not have any further obligation to deliver goods or provide services in the future to retain the shares. Accordingly, the Company expensed the full value of the shares within general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025 and recorded the shares issued in stockholders’ deficit in the consolidated balance sheet as of December 31, 2025.

Follow-on Offering

On December 22, 2025, the Company issued, in a private placement offering (the “Follow-on Offering”) in an initial closing (the “Initial Closing”), 200,000 shares of its common stock at an aggregate purchase price of $1,000,000, or $5.00 per share. The offering period commenced on October 29, 2025 and was scheduled to continue until the later of (i) January 31, 2026, unless extended by the Company and the placement agent; (ii) the date on which the maximum offering amount of approximately $4.0 million (the “Maximum Offering”) was sold by the Company; or (iii) on a date mutually agreed upon in writing by the Company and the placement agent (the “Offering Period”). On December 30, 2025, the Company and the placement agent agreed to extend the offering period to February 27, 2026; on February 28, 2026 was extended until March 31, 2026, and; on March 31, 2026 was extended until April 30, 2026. As of the date of the Initial Closing, the Company recorded net proceeds of $582,961, net of costs of the transaction of $417,039 that had been incurred as of that date.

In connection with the Follow-on Offering, the Company paid: (a) to the placement agent a cash commission of 10.0% and non-allocable expense allowance of 2.0% of the aggregate gross purchase price paid by purchasers in the Offering and (b) will, after the final closing, issue to the placement agent warrants to purchase a total number of shares of Common Stock equal to 10.0% of all securities sold in the Follow-on Offering, with a term expiring five years after the final closing of the Offering and an exercise price of $5.00 per share (the “Placement Agent Warrants”). The Placement Agent warrants were determined to be equity classified. The Company has also paid certain other expenses of the placement agent, including the fees and expenses of its counsel, in connection with the Follow-on Offering.

The A Warrants and B Warrants (see Note 3) contain certain anti-dilution provisions whereby the number of warrants and exercise price of warrants are subject to change if the Company sells its common stock at a price lower than the exercise price. The Follow-on Offering triggered the anti-dilution provision for the B Warrants and accordingly, the number of B Warrants increased to a total of 702,834 with an exercise price of $6.575 per share.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are composed of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Prepaid insurance	$132,507	$11,454
Deferred research and development expenses	9,060	-
Professional services retainers	13,418	-
Other prepaid expenses	5,000
	$159,985	$11,454

6. ACCRUED EXPENSES

Accrued expenses are composed of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Accrued research and development	$424,595	$968,130
Accrued professional fees	-	16,200
Accrued consulting fees	51,995	18,392
Accrued legal costs	13,500	46,888
Accrued compensation	54,325	-
Accrued directors fees	26,250	-
Accrued royalties	25,000	-
Accrued franchise taxes	800	300
	$596,465	$1,049,910

7. STOCKHOLDERS’ DEFICIT

See Note 3 - Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

See Note 4 – Common Stock for details associated with the issuance of common stock and warrants in the Company’s Follow-on Offering.

Warrants

See Note 3 - Reverse Recapitalization for details associated with the issuance of warrants, including their term and accounting treatment.

See Note 4 – Common Stock for details associated with the issuance of warrants, including their term and accounting treatment.

The Company estimated the fair value of the warrants granted using the Black-Scholes valuation model with the following assumptions:

	For the Years Ended
	December 31,
	2025	2024

Risk-free interest rate	3.64% - 4.37%	N/A
Expected term (years)	1.00 - 7.00	N/A
Expected volatility	86.0% - 108.0%	N/A
Expected dividends	0.00%	N/A

The following table presents information related to warrants as of December 31, 2025:

Class of Warrants	Quantity	Exercise Price	Expiration Date
Investor A	1,080,814	$4.40	2/11/2026
Investor B	542,462	$6.575	2/11/2026
Placement Agent	270,204	$4.40	2/11/2032
Investor A	319,528	$4.40	3/31/2026
Investor B	160,372	$6.575	3/31/2030
Placement Agent	79,882	$4.40	3/31/2032
Original	56,815	$4.40	2/11/2030
Exchange	75,755	$3.30	2/11/2030
Placement Agent	20,000	$5.00	12/23/2032

Total	2,605,832

8. STOCK-BASED COMPENSATION

2025 Equity Incentive Plan

On February 11, 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights and performance awards. The 2025 Plan was approved by the Company’s stockholders and Board of Directors on February 11, 2025 Awards under the 2025 Plan may be issued, at the discretion of the Board of Directors, to officers, key employees, consultants and directors of the Company and its subsidiaries.

The number of shares reserved for issuance under the 2025 Plan will increase, subject to approval by the board of directors, on February 11 of each of the years ending 2026 through 2035 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of the Company’s common stock as of December 31 (calculated on a fully diluted and as-converted basis), or a number as may be determined by the Company’s board of directors.

As of December 31, 2025, up to 1,938,468 shares of common stock are reserved under the 2025 Plan and options have been granted for the purchase of 1,482,929 shares of common stock. Repricing outstanding stock awards is not permitted without the approval of the Company’s stockholders, except for certain proportionate capitalization adjustments as set forth in the 2025 Plan. The 2025 Plan terminates on February 11, 2035.

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

The Company granted a consultant (the “Consultant”) options to purchase an aggregate of 219,693 shares of the Company’s common stock, with an exercise price of $4.40 per share and an aggregate grant date fair value of $336,500 (the “Consultant Grant”). Of the Consultant Grant, 32,954 options, or 15% of the total, vested on the date of grant. Further, 32,954 options, or 15% of the total, will vest on the first anniversary of the grant date, and 43,939 shares, or 20% of the total, will vest in thirty-six equal monthly increments on the last day of each month beginning on the first anniversary of the grant date, provided the Consultant remains a consultant to the Company as of each such date. The remaining 109,846 options under the Consultant Grant, or 50% of the total, are subject to two performance-based vesting conditions. These performance-based vesting conditions include (i) if the first patient being dosed in the Phase 1 investigator-led study occurs prior to September 1, 2025, 54,923 of the options, or 25% of the total, would vest on such date; and (ii) if the last patient is dosed in the Phase 1 investigator-led study prior to March 31, 2027, 54,923 of the options, or 25% of the total, will vest on that date. If either of the milestone dates are not met for reasons outside the Consultant’s control, then the Company’s Board of Directors and Consultant will have good faith discussions on setting new milestones.

Of the Consultant Grant, 54,923 options, or 25% of the total, related to the September 1, 2025 performance condition was deemed not granted as of September 8, 2025 because the milestone was not met and, in accordance with the option award, the Company and the Consultant may negotiate in good faith on a new milestone. Because of this discretionary clause, the Company determined that the options related to this tranche do not have an established grant date since there is no mutual understanding between the parties of the new milestone, which is considered a key term. As a result, only 164,770 options are presented as granted related to the Consultant’s award during year ended December 31, 2025.

For the purposes of disclosure, as indicated above, 54,923, or 25% of the total options awarded under the Consultant Grant were not deemed granted. As a result, the total amount of options granted of 1,482,929 has been reduced by these 54,923 options resulting in 1,428,006 options granted.

A summary of stock option activity during the year ended December 31, 2025, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2025	-	$-
Granted	1,428,006	4.40
Exercised	-	-
Expired	-	-
Forfeited	-	4.40
Outstanding as of December 31, 2025	1,428,006	$4.40	9.9	$856,804

Exercisable as of December 31, 2025	226,329	$4.40	9.7	$135,798

The Company estimated the fair value of the stock options granted using the Black-Scholes valuation model with the following assumptions:

	For the Year Ended
	December 31,
	2025	2024
Risk-free interest rate	3.62% - 3.67%	N/A
Expected term (years)	5.50 - 6.00	N/A
Expected volatility	95% - 97%	N/A
Expected dividends	0%	N/A

The Company recognized stock-based compensation expense related to stock options of $496,864 for the year ended December 31, 2025, of which $117,304 was included within research and development expenses and $379,560 was included within general and administrative expenses on the consolidated statements of operations.

As of December 31, 2025, there was $2,464,036 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.69 years and $112,155 of unrecognized stock-based compensation expense related to the 54,923 option grant to the Consultant that is subject to the March 31, 2027 performance-based vesting condition as the Company has determined that the performance condition related to the Consultant Grant is not probable of occurring as of December 31, 2025. The options granted during the 2025 period have a weighted average grant date fair value per share of $2.07.

9. RELATED PARTY TRANSACTIONS

In connection with the Merger and Offering, the Company terminated the then-existing services agreement with Lucius Partners and fully repaid the unsecured promissory note of $275,000 and accrued interest of $9,584.

Following the Merger, the Company and Lucius Partners entered into a new professional services agreement whereby Lucius Partners agreed to provide advisory services to the Company for two years following the Initial Closing (the “Advisory Period”). In connection with the agreement, the Company paid a cash fee of $180,000 to Lucius Partners in advance for the first year of advisory services and will pay a cash fee of $45,000 per quarter in advance for the second year of advisory services. Because the initial payment was non-refundable, the Company recorded an expense of $180,000 within general and administrative expenses for the year ended December 31, 2025. The Advisory Period can be renewed for additional one-year periods upon written request by the Company within 60 days prior to the expiry of any Advisory Period.

See Note 11 - Commitments and Contingencies - Executive Compensation for details associated with the forgiveness of debt by related parties.

10. FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2025. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, notes payable and accrued interest approximate their fair market value based on the short-term maturity of these instruments.

Level 3 liabilities measured at fair value on a recurring basis include bifurcated embedded redemption features in convertible debt (see Note 3 - Reverse Recapitalization), which had a fair value of $544,957 as of December 31, 2024. The convertible debt was extinguished during 2025 in conjunction with the Merger and accordingly, there were no derivatives on the consolidated balance sheet as of December 31, 2025.

Liabilities measured at fair value on a recurring basis include bifurcated embedded redemption features in convertible debt (see Note 3) that no longer exist as of December 31, 2025. The following table is as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$544,957	$544,957

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the years ended December 31, 2024 and 2025:

2024
Balance at January 1, 2024	$-
Initial valuation of derivative liabilities for debt conversion	333,333
Derivative liability established at debt extinguishment	194,537
Change in fair value	17,087
Balance at December 31, 2024	$544,957

2025
Balance at January 1, 2025	$544,957
Change in fair value	6,312
Extinguishment of convertible notes payable	(551,269)
Balance at December 31, 2025	$-

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

License Agreement

In January 2023, the Company entered into a patent license agreement with Duke University and the National Cancer Institute, under the agency of the U.S. Department of Health and Human Services (the “Duke License”) for an exclusive, worldwide, sub-licensable license to the technology more fully described in Note 1. The Duke License was amended in August 2024 to include improvements within the definitions of patent rights and technical information. As a component of the Duke License, the Company agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the U.S., EU and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of December 31, 2025, the Company has not met any milestones as defined in the agreement and, accordingly, has recorded no expense or liability related to such payments.

The Company also agreed to pay royalties equal to low- to mid- single digit percentages of annual net sales on a country-by-country and product-by-product basis subject to downward adjustment to low single digit percentages of the Company’s net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established beginning in 2025. The Company also must pay Duke low to mid-double digit percentages of any sublicensing fees as set forth in the Duke License. Based on the minimum annual royalty levels established in the Duke License, the Company accrued $25,000 for royalties due under the agreement as of December 31, 2025.

Executive Compensation

On February 11, 2025, effective upon the closing of the Merger, the Company entered into executive employment agreements with three executive officers (each an “Executive” and collectively, the “Executives”). On October 3, 2025, the Company amended the employment agreements with one of the Executives to, among other things, amend the amount of time that Executive was going to devote to the Company and update their respective salary pro rata. The agreements include customary non-competition, non-solicitation, and confidentiality covenants; establish the Executives’ duties and compensation; and provide for their continued employment with the Company. The initial term of each of the employment agreements commenced upon the closing of the Merger and continues for terms ranging from two to three years, unless terminated sooner in accordance with the employment agreement. After the initial term expires, the employment agreements will automatically renew for successive one-year terms unless either the Company or the Executive provides written notice of their intent not to renew at least 90 days prior to the expiration of the then-current term.

The Company has agreed to pay the Executives annual base salaries of $1,020,000 in the aggregate, discretionary equity grants and awards, and annual discretionary bonuses based on targeted percentages of each Executive’s base salary.

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

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived under this agreement totaled $345,900. As of December 31, 2024, $313,850 was included in accounts payable related to the consulting fee liability. Given that the liability was forgiven by members of management of the Company who were deemed to be related parties, the transaction was accounted for as a contribution of capital and, as a result, the Company recognized additional paid-in capital of $345,900 during the year ended December 31, 2025 in connection with the debt forgiveness.

12. INCOME TAXES

The Company reported a loss before income taxes of approximately $5.2 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively, all of which was attributable to domestic operations. Income taxes paid (net of refunds received) were $0 for the years ended December 31, 2025 and 2024 for federal and state jurisdictions. The Company does not operate in foreign jurisdictions.

The Company believes that there are no uncertain tax positions for which a liability (unrecognized tax benefit) should be recognized.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, are subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years 2022-2024. As the Company is carrying forward income tax attributes, such as net operating losses from 2022, these attributes can still be audited when utilized on returns filed in the future.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the Company’s history of operating losses since inception, and the uncertainty of future taxable income, the Company has recorded a full valuation allowance against its deferred tax assets. As of December 31, 2024, the Company had recorded a valuation allowance against its deferred tax assets of approximately $0.8 million and subsequently increased that valuation allowance by approximately $1.2 million to approximately $2.0 million as of December 31, 2025, primarily related to the increase in NOL carryforwards and temporary timing differences, as the realization of deferred tax assets cannot occur until there is future taxable income, the certainty of which cannot be determined.

As of December 31, 2025 and 2024, the Company had U.S. federal NOL carryforwards of $7.3 million and $1.7 million, respectively, and state NOL carryforwards of $7.0 million and $1.4 million in the aggregate, respectively. Federal NOLs will be carried forward indefinitely. State NOL carryforwards will begin to expire in 2039.

The NOL carryforwards are subject to review and adjustment by the U.S. and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in ownership interest of significant shareholders, as defined under Section 382 of the Internal Revenue Code. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2025, the Company has not performed such an analysis evaluating the potential limitations of the Company’s NOL carryforwards due to the “change in ownership” provisions as defined under Section 382. Subsequent ownership changes and proposed future changes to tax laws in respect of the utilization of losses carried forward may further affect the limitation in future years.

The Company may also be eligible for federal and state research and development (“R&D”) tax credits; however, as of December 31, 2025, no formal R&D credit study has been completed, and no related credits have been recorded due to cumulative NOLs and the full valuation allowance position. Any R&D credits identified may be subject to annual limitations under Section 383 of the Internal Revenue Code in the event of a change in ownership.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant and wide-ranging changes to the U.S. federal tax system. The OBBBA did not have a material impact on income tax benefit or expense or related tax assets or liabilities given that the Company remains in a net operating loss (“NOL”) position and has previously recorded a fully-offsetting valuation allowance against all deferred tax assets, primarily related to the prior capitalization and amortization of domestic research and development expenses. The Company consulted with its tax advisors and reviewed the various elections available under the OBBBA for the treatment of domestic research and development expenses and, as a result, fully expensed domestic research and development costs in 2025 as well as accelerating the amortization of previously capitalized and unamortized research and development costs. The Company did not apply retroactive treatment to any prior tax periods.

The Company’s net deferred tax assets are as follows:

	As of December 31,
Deferred tax assets:	2025	2024
Net operating loss carryforward - Federal	$1,672,292	$273,017
Timing difference - §174 R&D costs	236,213	472,424
Timing difference - Stock-based compensation	113,173	-
Timing difference - Accrued Consulting	-	68,071
Total deferred tax assets	2,021,678	813,512
Less - Valuation allowance	(2,021,678)	(813,512)
Net deferred tax assets	$-	$-

Upon adoption of ASU No. 2023-09, for the year ended December 31, 2025, the provision for income taxes differs from the expense that would be obtained by applying the U.S. federal statutory income tax rate as a result of the following:

	2025
	Amount	Percent

U.S. statutory rate[1]	(1,085,190)	21.0%

Changes in valuation allowance	1,105,484	-24.3%
Deferred changes	(150,012)	5.8%
Non-taxable or non-deductible expenses	89,383	-1.7%

Other	40,334	-0.8%

Effective tax rate	-	0.00%

(1)	We apply the federal tax rate of 21% which is the federal statutory rate of the United States. State taxes are primarily driven by North Carolina.

Prior to the adoption of ASU No. 2023-09, for the year ended December 31, 2024, the provision for income taxes differs from the expense that would be obtained by apply the U.S. statutory income tax rate as result of the following:

	2024
	Amount	Percent

U. S. Statutory Rate	(655,737)	21.0%
Statutory state rate, net of federal benefit	(55,270)	1.8%
Non-taxable or non-deductible expenses	(116,159)	3.7%

Change in valuation allowance	827,165	-26.5%

Income tax expense (recovery) reported in the consolidated statement of loss	-	0.00%

13. SUBSEQUENT EVENTS

Follow-on Offering

Subsequent to December 31, 2025, the Company completed a secondary closing under its Follow-on Offering (the “February 2026 Closing”), issuing 59,400 shares of common stock at $5.00 per share for aggregate proceeds of $297,000. As of the date of the February 2026 Closing, the Company recorded proceeds of $261,360, net of costs of the transaction of $35,640 that had been incurred as of that date. Additionally, on February 27, 2026, the Company and the placement agent agreed to extend the offering period through April 30, 2026.

The February 2026 Closing triggered the anti-dilution provision for the B Warrants (see Note 3) and accordingly, the number of B Warrants increased to a total of 703,584 with an exercise price of $6.568 per share.

Subsequent to December 31, 2025, the Company completed a third closing under its Follow-on Offering (the “March 2026 Closing”), issuing 71,000 shares of common stock at $5.00 per share for aggregate proceeds of $355,000. As of the date of the March 2026 Closing, the Company recorded proceeds of $269,584, net of costs of the transaction of $85,416 that had been incurred as of that date.

The March 2026 Closing triggered the anti-dilution provision for the B Warrants (see Note 3) and accordingly, the number of B Warrants increased to a total of 703,796 with an exercise price of $6.568 per share.

A Warrant Expiration Date

Subsequent to December 31, 2025, the Company had not yet been approved for its ticker symbol allowing it to register and trade on the OTC market. As such, in accordance with the terms of the A Warrant (see Note 3), the expiration date of these warrants was extended by six months from March 31, 2026 until September 30, 2026.

Option Grants and Modifications

Subsequent to December 31, 2025, the Company’s Board of Directors approved a modification to certain stock options granted to a consultant in 2025, converting performance-based vesting conditions to service-based vesting over 48 months. In addition, the Company’s Board of Directors approved an option grant to a new consultant that was engaged in March 2026 for 50,000 shares at $5.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and WithumSmith+Brown, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

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

In connection with the preparation of this Report, management, with the participation of our principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to ensure appropriate review of the internally prepared financial statements including the lack of adequate segregation of accounting functions which could have resulted in material misstatements in the financial statements

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as the previously disclosed material weaknesses in our internal control over financial reporting continued to exist as of December 31, 2025. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2024 and continued to exist as of December 31, 2025: errors in accounting for non-routine transactions; errors in accounting for prepaid and accrued research and development costs; and errors in the accounting for tax provisions. The material weaknesses identified were a result of insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

This Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a “smaller reporting company” as defined by Item 10 of Regulation S-K.

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company has added and is seeking additional qualified accounting and financial reporting personnel, in addition to designing and implementing financial reporting systems, processes, policies and internal control. Such efforts are incomplete as of December 31, 2025.

These changes in our internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(f) under the Exchange Act that occurred during the period covered by this Report and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION.

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information regarding Adaptin’s executive officers and directors as of December 31, 2025:

Name	Age	Positions
Executive Officers
Michael J. Roberts, PhD	56	Chief Executive Officer and Director
Simon C. Pedder, PhD	65	Executive Chairman and Director
Timothy L. Maness, CPA	65	Chief Financial Officer
L. Arthur Hewitt, PhD	72	Chief Development Officer

Non-Employee Directors
Patrick Gallagher(1)	61	Director
Anthony Zook(1)	65	Director
J. Nick Riehle(1)	73	Director

(1)	Member of the Audit Committee.

Executive Officers

Michael J. Roberts, PhD - Chief Executive Officer and Director

Dr. Roberts has been our Chief Executive Officer and a member of our board of directors since March 2021. He has over 25 years of pharmaceutical research, development, corporate development, and executive experience. He is co-founder and President and CEO of Adaptin Bio and also serves on the board of directors. Prior to Adaptin he was co-founder of Corino Therapeutics and is currently its acting CEO. Dr. Roberts led and ran all activities related to Corino and the development of a disease-modifying drug called CRX-1008, which is used to treat the protein disorder transthyretin amyloidosis. He is a pharmaceutical and biotech consultant and owner of MAC B Consulting. Prior to Corino, Dr. Roberts was VP, Business Development and Corporate Officer of publicly traded Chelsea Therapeutics International, Ltd. He was responsible for business development efforts focused primarily on licensing and M&A with consideration to pipeline management. He led the sale of Chelsea Therapeutics to H. Lundbeck A/S in 2014 for approximately $658 million. Prior to Chelsea Therapeutics, Dr. Roberts was Director of Business Development for their Nektar Therapeutics’ Molecule Engineering technology and completed a number of transactions with large and specialty pharmaceutical companies. Dr. Roberts has completed pharmaceutical transactions valued at over $1B. Prior to this he was Manager of Biopharmaceutical Research at Shearwater Corporation where he led and was successful in the development of preclinical drug candidates from initial stages of research through Phase I clinical study, including inventing the product Movantik™, a treatment for opioid-induced constipation, subsequently licensed to AstraZeneca in a transaction valued at approximately $1 billion. Shearwater was sold to Inhale Therapeutic Systems (now known as Nektar Therapeutics) in 2001 for approximately $200 million. Dr. Roberts obtained his Ph.D. in Materials Science from the University of Alabama and B.S. in Chemical Engineering from Pennsylvania State University. We believe that Dr. Roberts’ experience in the life sciences industry and in the operation of publicly traded companies as an executive qualifies him to serve on our board of directors.

Simon C. Pedder, PhD - Executive Chairman and Director

Dr. Pedder has been our Executive Chairman and a member of our board of directors since October 2023. He has a career of over 30 years in drug development and commercialization. He was Chief Executive Officer of Nirogy from November 2021 to November 2022. From December 2016 to November 2021, he had leadership roles as Chief Business and Strategy Officer for Athenex; President and CEO of Cellectar Biosciences from April 2014 to June 2015; President and CEO of Chelsea Therapeutics International, Ltd. from May 2004 to July 2012; and Global Vice President of Oncology Pharma Business and Executive Officer at Hoffmann-LaRoche. Previous positions at Roche included Life Cycle Leader and Global Project Leader of Pegasys/IFN and Head of Hepatitis Franchise. Prior to that, he was Clinical Leader for a number of development compounds at Roche. Dr. Pedder served on the board of directors of Cerecor, Inc. from April 2018 to June 2020, Mateon Therapeutics, Inc. from March 2016 to April 2019 and Delcath Systems, Inc. from November 2017 to April 2019.

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

Timothy L. Maness, CPA, CGMA - Chief Financial Officer

Mr. Maness has been our Chief Financial Officer since September 2024. Since April 2016, he had provided financial consulting services through Adamanteus, LLC. Mr. Maness has been a consultant to multiple publicly held and private-equity-backed life sciences companies, and he has held several senior financial management roles.

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

Mr. Maness received a Bachelor of Science in Accounting from the University of North Carolina at Charlotte, and he is licensed as a Certified Public Accountant and as a Chartered Global Management Accountant.

L. Arthur Hewitt, PhD - Chief Development Officer

Dr. Hewitt has been our Chief Development Officer since September 2024. He has worked for approximately 35 years in clinical research and regulatory affairs. From December 2016 to December 2021, he served as a scientific advisor to Amneal Pharmaceuticals and Senior Scientific Advisor - Neurology at Lundbeck Pharmaceuticals. Prior to Lundbeck, Dr. Hewitt was Chief Scientific Officer for Chelsea Therapeutics International, Ltd. from January 2010 to June 2014 and Vice President, Drug Development from May 2004 to June 2014. At Chelsea, he oversaw the clinical development and regulatory approval of Northera™ (droxidopa), a novel therapeutic agent, for the treatment of symptomatic neurogenic orthostatic hypotension, or Neurogenic OH, in patients with primary autonomic failure (Parkinson’s disease, or PD, multiple systems atrophy, or MSA, and pure autonomic failure, or PAF), dopamine β-hydroxylase, or DBH, deficiency and non-diabetic autonomic neuropathy. Prior to Chelsea, Dr. Hewitt served as an independent contractor from January 2003 to May 2004, and as Director of Scientific Affairs at Shearwater Corporation, a drug delivery company, from October 2002 until January 2003.

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

Director Compensation

Following the Merger, the Company provides annual cash compensation of $30,000 to its non-employee directors who are not otherwise paid by a major investor in or advisor to the Company (“Independent Directors”). The chair of the Audit Committee receives an additional $15,000 in annual cash compensation. Independent Directors will also be eligible to receive such equity grants or awards as may be approved by the board of directors in its discretion. The Company has granted each Independent Director with equity awards equal to 1.0% of the Company’s fully diluted shares outstanding at the time of grant. Drs. Roberts and Pedder are employees and executive officers of the Company and are not separately compensated for their service as directors.

Executive Officer Compensation

This section discusses the material components of the executive compensation program for the Company’s named executive officers (“NEOs”) who appear in the “Summary Compensation Table” below. In 2025, the “named executive officers” and their positions with the Company were as follows:

●	Michael J. Roberts: President and Chief Executive Officer

●	Simon C. Pedder: Executive Chairman

●	Timothy L. Maness: Chief Financial Officer

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the Company’s two most recent fiscal years.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards(4)	All other compensation		Total
Simon C. Pedder, PhD	2025	210,000	--	--	400,600	$-		$610,600
Executive Chairman	2024	--	--	--	--	$40,000	(1)	$40,000

Michael J. Roberts, PhD	2025	420,000	--	--	915,700	$-		$1,335,700
Chief Executive Officer	2024	--	--	--	--	$60,000	(2)	$60,000

Timothy L. Maness, CPA	2025	237,500	--	--	392,500	$-		$630,000
Chief Financial Officer	2024	--	--	--	--	$20,550	(3)	$20,550

(1)	Represents amount paid to Dr. Pedder pursuant to a compensation agreement prior to his employment by the Company.

(2)	Represents amount paid to MAC B Consulting LLC, which is owned by Dr. Roberts, pursuant to a compensation agreement prior to his employment by the Company.

(3)	Represents amount paid to Adamanteus LLC, which is owned by Mr. Maness, pursuant to a consulting agreement prior to his employment by the Company.

(4)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the applicable fiscal year, computed in accordance with ASC 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share options, the exercise of the share options, or the sale of the common shares underlying such share options.

Non-Equity Incentive Plan Compensation

In accordance with the terms of their employment agreements, as amended, our named executive officers are eligible to receive annual bonuses of up to a percentage of each executive’s gross base salary based on individual performance, company performance or as otherwise determined appropriate by our Board.

2025 Annual Bonus Information

	Target Bonus	Target Bonus	Actual Bonus
Name	% of Salary	$	$
Simon C. Pedder, PhD	30%	$63,000	$-
Michael J. Roberts, PhD	50%	$210,000	$-
Timothy L. Maness, CPA	30%	$71,250	$-

For the year ended December 31, 2025, no bonuses will be paid to our NEOs. For fiscal year 2026, the Board of Directors decided to maintain the same target annual bonus opportunities for all NEOs.

Equity based Incentive Awards

The Company adopted an Equity Incentive Plan (the “2025 EIP) on February 11, 2025 in conjunction with the Merger. Each Executive will be eligible to receive such equity grants or awards as may be approved by the board of directors in its discretion.

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

Outstanding Equity Awards at Fiscal Year-End

As of the end of our most recently completed fiscal year, our named executive officers held the following outstanding equity awards.

Name and principal position	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price	Option Expiration Date
Simon C. Pedder, PhD	9/8/2025	9/8/2025	16,019	176,212	$4.40	9/7/2035
Executive Chairman

Michael J. Roberts, PhD	9/8/2025	9/8/2025	36,616	402,770	$4.40	9/7/2035
Chief Executive Officer

Timothy L. Maness, CPA	9/8/2025	9/8/2025	104,125	88,106	$4.40	9/7/2035
Chief Financial Officer

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

Employment Agreements with Named Executive Officers

We entered into executive employment agreements with each of Dr. Roberts, Dr. Pedder, and Mr. Maness (each an “Executive” and collectively, the “Executives”), which were effective upon the closing of the Merger. Our agreement with Mr. Maness was subsequently amended on October 3, 2025. The agreements include customary non-competition, non-solicitation, and confidentiality covenants; establish the Executives’ duties and compensation; and provide for their continued employment with the Company. The discussion that follows summarizes certain other terms of these agreements.

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

Base Salary. The Company is currently paying each Executive a base salary at the following annual rates:

Dr. Roberts - $480,000

Dr. Pedder - $240,000

Mr. Maness - $300,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 1, 2026 by:

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

The percentage of shares beneficially owned is computed on the basis of 8,715,229 shares of Common Stock outstanding as of March 1, 2026. Shares of Common Stock that a person has the right to acquire within 60 days of March 1, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is 3540 Toringdon Way, Suite 200, #250 Charlotte, NC 28277.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
Lucius Partners, LLC [1]	3,626,026	39.88%
Directors and Named Executive Officers:
Michael J. Roberts, PhD[2]	2,232,699	25.40%
Simon C. Pedder, PhD[3]	960,610	10.98%
Timothy L. Maness, CPA[4]	112,707	1.28
L. Arthur Hewitt, PhD[5]	18,308	*
Patrick Gallagher[6]	18,308	*
Anthony Zook[7]	18,308	*
J. Nick Riehle[8]	18,308	*
All directors and officers as a group (7 persons)	3,379,247	27.94%

*	Less than 1%.

(1)	Includes 376,026 shares of our Common Stock issuable upon the exercise of immediately vested warrants the Placement Agent and/or its designees hold as of March 1, 2026. Matthew Eitner, the Chief Executive Officer of the Placement Agent, James Ahern, the Managing Partner of the Placement Agent, and Patrick Gallagher, a Managing Director of the Placement Agent, are managing members, members and/or officers of Lucius Partners. Mr. Eitner, but not Messrs. Ahern and Gallagher, has voting and investment control over securities held by the Placement Agent and Lucius Partners. The business address for Lucius Partners is 12 E. 49th Street, 11th Floor, New York, NY 10017.

(2)	Includes 73,231 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of March 1, 2026.

(3)	Includes 32,039 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of March 1, 2026.

(4)	Includes 112,707 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of March 1, 2026.

(5)	Includes 18,308 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of March 1, 2026.

(6)	Includes 18,308 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of March 1, 2026.

(7)	Includes 18,308 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of March 1, 2026.

(8)	Includes 18,308 common shares underlying outstanding options that are immediately exercisable or will be immediately exercisable within 60 days of March 1, 2026.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plan as of March 1, 2026.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders:
2025 Equity Incentive Plan	1,482,929	(1)	$4.40	455,539
Equity compensation plans not approved by security holders:
None	--		--	--
Total	1,482,929		$4.40	455,539

(1)	The Company’s 2025 Equity Incentive Plan (the “2025 Plan”) was approved by Unite Acquisition stockholders prior to the Merger. For a period of ten years commencing on February 11, 2026, the share reserve for the 2025 Plan will be increased, subject to Board approval, by an amount equal to the lesser of (i) 4% of the number of shares outstanding as of December 31 of the immediately preceding calendar year or (ii) such lesser number of shares as determined by the Board. As of March 31, 2026, the Board had not yet approved any increase to the share reserve for 2026.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024, by WithumSmith+Brown PC (“Withum”), our principal accountant.

	Fiscal Year Ended
	December 31,
	2025	2024
Audit fees(1)	$416,707	$119,600
Audit-related fees(2)	--	--
Tax fees(3)	--	--
All other fees(4)	--	--
Total	$416,707	$119,600

(1)	Audit fees consist of the aggregate fees billed for professional services rendered for the audit of Adaptin Bio, Inc.’s annual financial statements and the reviews of the financial statements included in its Forms 10-Q and for any other services that were normally provided in connection with its statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the Company’s audit or review of its financial statements.

(3)	Tax services principally include professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.”

Audit Committee’s Pre-Approval Process

Our Audit Committee has adopted procedures requiring the pre-approval of all non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management. The standard applied by the Audit Committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and others incorporated by reference to other filings.

					Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description	Form	File	Exhibit	Filing Date
3.1	Certificate of Merger relating to the merger of Adaptin Acquisition Co. with and into Adaptin Bio, Inc., filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.1	February 18, 2025
3.2	Amended and Restated Certificate of Incorporation of Unite Acquisition 1 Corp., as filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.2	February 18, 2025
3.3	Amended and Restated Bylaws	8-K	000-56583	3.3	February 18, 2025
4.1	Description of Securities	10-K	000-56583	4.1	April 15, 2025
4.2	Form of Pre-Merger Warrant issued to holders of 2023 Bridge Notes	8-K	000-56583	4.1	February 18, 2025
4.3	Form of Pre-Merger Warrant issued in connection with Exchange Notes	8-K	000-56583	4.2	February 18, 2025
4.4	Form of Placement Agent Warrant	8-K	000-56583	4.3	February 18, 2025
4.5	Form of Common A Warrant	8-K	000-56583	4.4	February 18, 2025
4.6	Form of Common B Warrant	8-K	000-56583	4.5	February 18, 2025
10.1*	Patent License Agreement by and between Centaur Bio and Duke University, effective as of January 11, 2023	8-K	000-56583	10.1	February 18, 2025
10.2*	First Amendment to License Agreement by and between Centaur Bio and Duke University, effective as of August 9, 2024	8-K	000-56583	10.2	February 18, 2025
10.3*	Sponsored Research Agreement by and between Centaur Bio and Duke University, effective as of August 8, 2024	8-K	000-56583	10.3	February 18, 2025
10.4+	Advisory Services Agreement, dated as of February 11, 2025, by and between the Company and Lucius Partners LLC	8-K	000-56583	10.4	February 18, 2025
10.5	Form of Lock-Up Agreement	8-K	000-56583	10.5	February 18, 2025
10.6	Form of Indemnity Agreement	8-K	000-56583	10.6	February 18, 2025
10.7	Form of Subscription Agreement by and among the Company and the parties thereto	8-K	000-56583	10.7	February 18, 2025
10.8	Form of Registration Rights Agreement, by and between the Company and the parties thereto	8-K	000-56583	10.8	February 18, 2025
10.9+	2025 Equity Incentive Plan and form of award agreements	8-K	000-56583	10.9	February 18, 2025
10.10+	Executive Employment Agreement by and between the Company and Simon C. Pedder, dated February 11, 2025	8-K	000-56583	10.10	February 18, 2025
10.11+	Executive Employment Agreement by and between the Company and Michael J. Roberts, dated February 11, 2025	8-K	000-56583	10.11	February 18, 2025
10.12+	Executive Employment Agreement by and between the Company and Timothy L. Maness, dated February 11, 2025	8-K	000-56583	10.12	February 18, 2025
10.12.1+	First Amendment to Executive Employment Agreement, by and between Adaptin Bio, Inc. and Timothy L. Maness, dated October 3, 2025.	8-K	000-56583	10.1	October 6, 2025
10.13+	Executive Employment Agreement by and between the Company and L. Arthur Hewitt, dated February 11, 2025	8-K	000-56583	10.13	February 18, 2025

10.13.1+	First Amendment to Executive Employment Agreement, by and between Adaptin Bio, Inc. and L. Arthur Hewitt, dated October 3, 2025.	8-K	000-56583	10.2	October 6, 2025
10.14	Form of Subscription Agreement by and among the Company and the parties thereto, dated December 22, 2025.	--	--	--	Filed herewith
10.15	Form of Registration Rights Agreement by and among the Company and the parties thereto, dated December 22, 2025.	--	--	--	Filed herewith
14.1	Code of Ethics and Business Conduct	8-K	000-56583	14.1	February 18, 2025
19.1	Insider Trading Policy	10-K	000-56583	19.1	April 15, 2025
21.1	Subsidiaries of the Registrant	8-K	000-56583	21.1	February 18, 2025
23.1	Consent of WithumSmith+Brown, PC	--	--	--	Filed herewith
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Furnished herewith
101	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL)	--	--	--	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	--	--	--	Filed herewith

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted portions of this exhibit to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2026	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
	Name:	Timothy L. Maness
	Title:	Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael J. Roberts	President, Chief Executive Officer and Director	April 1, 2026
Michael J. Roberts	(Principal Executive Officer)

/s/ Simon C. Pedder	Executive Chairman and Director	April 1, 2026
Simon C. Pedder

/s/ Timothy L. Maness	Chief Financial Officer	April 1, 2026
Timothy L. Maness	(Principal Financial and Accounting Officer)

/s/ Patrick Gallagher	Director	April 1, 2026
Patrick Gallagher

/s/ J. Nick Riehle	Director	April 1, 2026
J. Nick Riehle

/s/ Anthony Zook	Director	April 1, 2026
Anthony Zook