Form 10-Q
period 2026-03-31
ADAPTIN BIO, INC.
filed 2026-05-15
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 8,851,229 shares of common stock issued and outstanding.

NOTES

As used in this Quarterly Report on Form 10-Q (this “Report”), unless otherwise stated or the context clearly indicates otherwise, the terms “Adaptin,” the “Company,” “we,” “us” and “our” refer to Adaptin Bio, Inc., incorporated in the State of Delaware, and its subsidiaries after giving effect to the Merger (as defined elsewhere in this Report) and the company name change described herein.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$301,309	$459,174
Prepaid expenses	404,808	159,985
Total Current Assets	706,117	619,159

Total Assets	$706,117	$619,159

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable- trade	$1,371,309	$1,512,090
Accrued expenses	869,681	596,465
Financing liability	240,698	-
Total Current Liabilities	2,481,688	2,108,555

Total Liabilities	2,481,688	2,108,555

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,786,229 shares issued and outstanding as of March 31, 2026 and 8,655,829 shares issued and outstanding as of December 31, 2025	879	866
Additional paid-in capital	8,661,447	7,801,539
Accumulated deficit	(10,437,897)	(9,291,801)
Total Stockholders’ Deficit	(1,775,571)	(1,489,396)
Total Liabilities and Stockholders’ Deficit	$706,117	$619,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Operating Expenses:
Research and development	$165,577	$62,133
General and administrative	978,576	788,325
Total Operating Expenses	1,144,153	850,458
Loss from Operations	(1,144,153)	(850,458)

Other Expense (Income):
Interest expense	1,943	72,659
Loss on change in fair value of derivative liabilities	-	6,312
Gain on extinguishment of debt	-	(326,345)
Total Other Expense (Income), net	1,943	(247,374)

Loss before provision for income taxes	(1,146,096)	(603,084)

Provision for income taxes	-	-
Net loss	$(1,146,096)	$(603,084)

Net Loss Per Share
Basic and Diluted	$(0.13)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic and Diluted	8,701,837	5,827,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2026	8,655,829	866	7,801,539	(9,291,801)	$(1,489,396)

Common stock issued in private placement [1]	130,400	13	514,512	-	514,525

Stock-based compensation	-	-	345,396	-	345,396

Net loss	-	-	-	(1,146,096)	(1,146,096)

Balance, March 31, 2026	8,786,229	$879	$8,661,447	$(10,437,897)	$(1,775,571)

[1]	Includes gross proceeds of $652,000, less issuance costs of $137,475.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
			Additional		Total
	Common Stock [1]		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2024 – Prior to Recapitalization	1,505	$1	$24,115	$(4,124,232)	$(4,100,116)

Recapitalization	3,248,494	324	(324)	-	-

Balance, December 31, 2024 – Following the Recapitalization	3,249,999	325	23,791	(4,124,232)	$(4,100,116)

Equity of Unite Acquisition 1 Corp. at the time of the exchange	5,000,000	500	(500)	(279,746)	(279,746)

Common stock cancelled at the time of the exchange	(1,750,000)	(175)	175	-	-

Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	-	-	(279,746)	279,746	-

Common stock and warrants issued in private placement [2]	1,400,342	140	4,701,004	-	4,701,144

Common stock and warrants issued in connection with debt extinguishment	501,140	50	1,681,116	-	1,681,166

Forgiveness of accrued consulting fees by related parties	-	-	345,900	-	345,900

Net loss	-	-	-	(603,084)	(603,084)

Balance, March 31, 2025	8,401,481	$840	$6,471,740	$(4,727,316)	$1,745,264

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (See Note 4).

[2]	Includes gross proceeds of $6,161,505, less issuance costs of $1,460,361.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	March 31,
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(1,146,096)	$(603,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	-	53,722
Change in fair value of derivative liabilities	-	6,312
Gain on extinguishment of debt	-	(326,345)
Stock-based compensation	345,396	-
Changes in operating assets and liabilities:
Prepaid expenses	88,282	(468,321)
Accounts payable - trade	(140,781)	(688,124)
Accrued expenses	256,901	(268,226)
Accrued interest - related party	-	(4,746)
Accrued interest	-	18,936
Net Cash Used In Operating Activities	(596,298)	(2,279,876)

Cash Flows From Financing Activities:
Repayment of financing liability	(92,407)	-
Repayment of notes payable- related party	-	(275,000)
Proceeds from issuance of common stock in private placement	652,000	-
Proceeds from issuance of common stock and warrants in private placement	-	6,161,505
Payment of issuance costs related to private placement	(121,160)	(1,266,485)
Net Cash Provided By Financing Activities	438,433	4,620,020

Net (Decrease) Increase In Cash and Cash Equivalents	(157,865)	2,340,144

Cash and Cash Equivalents - Beginning of Period	459,174	34,085
Cash and Cash Equivalents - End of Period	$301,309	$2,374,229

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,943	$9,584
Income taxes	$-	$-

Non-cash investing and financing activities:
Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	$-	$(279,746)
Common stock cancelled at the time of the exchange	$-	$175
Convertible notes and accrued interest converted into common stock	$-	$1,653,811
Forgiveness of accrued consulting fees by related parties	$-	$345,900
Accrual of equity issuance costs	$16,315	$-
Financing of Director and Officer insurance policy	$333,105	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RISKS AND UNCERTAINTIES

Organization and Operations

On February 11, 2025, Adaptin Bio, Inc. completed the business combination contemplated by that certain Agreement and Plan of Merger and Reorganization, dated as of February 11, 2025, by and among Unite Acquisition 1 Corp. (“Unite Acquisition”), a public shell company incorporated in the state of Delaware on March 10, 2022, its wholly-owned subsidiary, Adaptin Acquisition Co., a Delaware corporation formed in the State of Delaware on January 30, 2025 (“Merger Sub”), and Adaptin Bio Operating Corporation (“Private Adaptin” and formerly “Adaptin Bio, Inc.”) (the “Merger”). Upon the completion of the Merger, Unite Acquisition changed its name to “Adaptin Bio, Inc.”

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months then ended. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 1, 2026 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”).

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

Significant Risks and Uncertainties

The Company is subject to challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry, including, without limitation, risks and uncertainties associated with its ability to raise additional money to fund its operations for at least the next twelve months as a going concern; obtaining regulatory approval of its product candidates; delays or problems in the supply of its study drug or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements; and the other risk factors set forth in the Company’s filings with the SEC.

Further, the Company may be impacted by general economic, political, and market conditions, including deteriorating market conditions due to investor concerns regarding inflation, armed conflicts, and overall fluctuations in the financial markets in the U.S. and abroad.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had cash and cash equivalents of $301,309 and an accumulated deficit of $10,437,897. The Company intends to continue significant development activities that began in 2023 which, together with expenses incurred for general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend on, among other things, successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies since those included in the audited financial statements of the Company for the year ended December 31, 2025, except as disclosed in this Note.

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

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of derivative liabilities, accrued liabilities that are measured based on progress toward completion of research and development projects, and the grant date fair value of stock options granted to employees, consultants and directors, and the resulting stock-based compensation expense, calculated using the Black-Scholes option-pricing model.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these condensed consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Warrants

The Company accounts for its warrants in accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815-40-15. This guidance provides that if the warrants do not meet the criteria for equity treatment, the warrants must be recorded as an asset or a liability. The Company estimates the fair value of warrants using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, risk free rate and the expected terms of the warrant.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. For the three months ended March 31, 2026 and 2025, the Company’s anti-dilutive securities included warrants to purchase an aggregate of 2,619,835 and 2,583,169 shares of common stock, respectively. In addition, the Company had stock options deemed outstanding for accounting purposes for the purchase of the Company’s common stock, 1,478,006 shares which were anti-dilutive for the three months ended March 31, 2026. No stock options were outstanding during the three months ended March 31, 2025.

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

The Offering

On February 11, 2025, concurrent with the Merger, the Company issued, in an initial closing (the “Initial Closing”) of a private placement offering (the “Offering”), 1,080,814 Units, for an aggregate purchase price of $4,755,582, at a purchase price of $4.40 per Unit, with each Unit consisting of (i) one share of common stock (the “Offering Shares”), (ii) a warrant representing the right to purchase one share of common stock with an exercise price of $4.40 per share and a term of one year from the final closing of the Offering (which term may be extended for additional six-month periods if the common stock is not yet admitted for trading or listed on an approved market) (the “A Warrant”), and (iii) a warrant, representing the right to purchase one-half of a share of common stock, with an exercise price of $6.60 per share and a term of five years from the final closing of the Offering (the “B Warrant,” and together with the A Warrant, the “Warrants”) (such shares of common stock issuable upon the exercise of the Warrants, the “Warrant Shares”).

The offering period commenced on January 8, 2025 and continued until March 31, 2025. On March 31, 2025, the Company issued, in the final closing of the Offering, an additional 319,528 Units for an aggregate purchase price of $1,405,923.

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

Conversion of Exchange Notes and 2024 Notes

At the Initial Closing of the Offering, $1,500,000 aggregate principal amount of Private Adaptin’s exchange notes, which were issued by Private Adaptin in December 2024 to the holders of 10% secured promissory notes issued to investors in 2023 (the “Exchange Notes”), and Private Adaptin’s 10% secured subordinated convertible promissory notes issued to investors in 2024 (the “2024 Notes”), plus accrued interest thereon, automatically converted into shares of the Company’s common stock at a conversion price of $3.30 per share, or 501,140 shares of common stock (the “Note Conversion Shares”), and the holders of the Exchange Notes were issued, pursuant to existing agreements, warrants to purchase up to 132,570 shares of the Company’s common stock at an exercise price of either $3.30 or $4.40 per share and with a term of five years. These transactions were accounted for as debt extinguishments and, as a result, the Company derecognized the net carrying value of the debt of $2,007,510 (which included principal of $1,500,000, accrued interest of $153,811, debt discount and debt issuance costs of $197,570 and derivative liabilities of $551,269) and recorded the reacquisition price of $1,681,165 (which included common stock and equity-classified warrants with a fair value of $1,433,259 and $247,906, respectively), such that the Company recognized a gain on extinguishment of $326,345.

5. COMMON STOCK

See Note 4 for details associated with the issuance of the Company’s common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

Follow-on Offering

The Company initiated a private placement offering (the “Follow-on Offering”) on October 29, 2025 that was scheduled to continue until the later of (i) January 31, 2026, unless extended by the Company and the placement agent; (ii) the date on which the maximum offering amount of approximately $4.0 million (the “Maximum Offering”) was sold by the Company; or (iii) on a date mutually agreed upon in writing by the Company and the placement agent (the “Offering Period”). On December 30, 2025, the Company and the placement agent agreed to extend the Offering Period to February 27, 2026; on February 28, 2026 the Offering Period was extended until March 31, 2026; on March 31, 2026 the Offering Period was extended until April 30, 2026, and; on April 30, 2026, the Offering Period was extended until May 29, 2026.

On February 12, 2026, the Company completed a secondary closing under its Follow-on Offering (the “February 2026 Closing”) and issued 59,400 shares of common stock at $5.00 per share for aggregate proceeds of $297,000. As of the date of the February 2026 Closing, the Company recorded proceeds of $261,360, net of costs of the transaction of $35,640 that had been incurred as of that date.

The February 2026 Closing triggered the anti-dilution provision for the B Warrants and accordingly, the number of B Warrants increased by 749 Warrants to a total of 703,582 and the exercise price decreased to $6.568 per share from $6.575 per share.

On March 12, 2026, the Company completed a third closing under its Follow-on Offering (the “March 2026 Closing”) and issued 71,000 shares of common stock at $5.00 per share for aggregate proceeds of $355,000. As of March 31, 2026, the Company recorded proceeds of $253,165, net of costs of the transaction of $101,835 that had been incurred as of that date.

The March 2026 Closing triggered the anti-dilution provision for the B Warrants and accordingly, the number of B Warrants increased by 215 Warrants to a total of 703,797 and the exercise price decreased to $6.566 per share from $6.568 per share.

In conjunction with the closings of the Follow-on Offering, the Company reserved for issuance warrants for the purchase of an aggregate of 33,040 shares of the Company’s common stock to its placement agent in conjunction with the transaction (See Note 9).

A Warrant Expiration Date

As of March 31, 2026, the anniversary of the final closing of the Offering, the Company had not yet been approved for its ticker symbol allowing it to register and trade on the OTC market. As such, in accordance with the terms of the A Warrant (see Note 4), the expiration date of these Warrants was extended by six months from March 31, 2026 until September 30, 2026. In April 2026, the Company was admitted to the OTCQB market and obtained its ticker symbol, OTCQB: APTN.

6. PREPAID EXPENSES

Prepaid expenses and other current assets comprise the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Prepaid insurance	$377,808	$132,507
Deferred research and development expenses	-	9,060
Professional services retainers	3,000	13,418
Prepaid - other	24,000	5,000
	$404,808	$159,985

7. ACCRUED EXPENSES

Accrued expenses comprise the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Accrued research and development	$442,520	$424,595
Accrued professional fees	56,530	-
Accrued consulting fees	5,300	51,995
Accrued compensation	272,381	54,325
Accrued directors’ fees	52,500	26,250
Accrued royalties	-	25,000
Accrued legal fees	39,650	13,500
Accrued franchise taxes	800	800
	$869,681	$596,465

8. FINANCING LIABILITY

In January 2026, the Company entered into an insurance premium financing agreement for $333,105, with a term of 10 months and an annual interest rate of 8.75%. The Company made a down payment of $66,621 and is required to make monthly principal and interest payments of $27,729 over the term of the agreement, which matures in December 2026. At March 31, 2026, related prepaid insurance of $289,616 is included in prepaid expenses and the remaining financing liability of $240,698 is reflected as financing liability on the accompanying condensed consolidated balance sheet. The Company paid $1,943 of interest expense related to this financing liability for the three months ended March 31, 2026.

9. STOCKHOLDERS’ DEFICIT

See Note 4 - Reverse Recapitalization for details associated with the issuance of common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

2025 Equity Incentive Plan

The number of shares reserved for issuance under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) will increase, subject to approval from the Board of Directors, on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of the Company’s common stock as of December 31 (calculated on a fully-diluted and as-converted basis), or a number as may be determined by the Board of Directors. As of March 31, 2026, the Board of Directors had not taken any action to increase the number of shares reserved under the plan.

As of March 31, 2026, up to 1,938,468 shares of common stock are reserved under the 2025 Plan and options have been approved and issued for the purchase of 1,532,929 shares of common stock (see Note 10).

Warrants

See Note 4 for details associated with the issuance of warrants, including their term and how they are accounted for.

The Company estimated the fair value of the warrants granted during the three months ended March 31, 2026 using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended
	March 31,	March 31,
	2026	2025

Risk free interest rate	3.58%-3.82%	4.25%-4.37%
Expected term (years)	3.92-5.00	1.50-7.00
Expected volatility	80.5%-82.8%	86.0%-98.0%
Expected dividends	0%	0%

The following table presents information related to warrants as of March 31, 2026:

Class of Warrants	Quantity	Exercise Price	Expiration Date
Investor A	1,080,814	$4.40	9/30/2026
Investor B	543,206	$6.566	2/11/2030
Placement Agent	270,204	$4.40	2/11/2032
Investor A	319,528	$4.40	9/30/2026
Investor B	160,591	$6.566	3/31/2030
Placement Agent	79,882	$4.40	3/31/2032
Original	56,815	$4.40	2/11/2030
Exchange	75,755	$3.30	2/11/2030
Placement Agent	33,040	$5.00	*
Total	2,619,835

*	The placement agent warrants related to the closings of the Follow-on Offering are reserved for issuance upon the final closing of the Follow-on Offering with the expiration dates determined accordingly.

In conjunction with the closings of the Follow-on Offering (See Note 5), the Company reserved for issuance 13,040 placement agent warrants for the February and March 2026 closings in addition to the 20,000 placement agent warrants reserved for issuance related to the December 2025 closing. The placement agent warrants have an exercise price of $5.00 per share, expire in five (5) years from the date of issuance and are equity classified. The placement agent warrants issued during the three months ended March 31, 2026 had a fair value of approximately $44,000.

The closings of the Follow-on Offering also triggered the anti-dilution provision for the B Warrants (see Note 5) and accordingly, as of March 31, 2026, the number of B Warrants increased to an aggregate total of 703,797 with an exercise price of $6.566 per share.

As of March 31, 2026, there were outstanding warrants to purchase an aggregate of 2,619,835 shares of common stock at a weighted average exercise price of $4.96 per share. The warrants had a weighted average remaining contractual term of 2.1 years as of March 31, 2026.

10. STOCK-BASED COMPENSATION

2026 Grant

On March 25, 2026, the Company granted a third-party consultant an option under the 2025 Plan to purchase 50,000 shares of the Company’s common stock, with an exercise price of $5.00 per share and an aggregate grant date fair value of $169,200 (the “2026 Consultant Grant”), all of which vested immediately upon the grant date. As such, the entire grant date fair value was expensed to general and administrative expense on the date of grant.

2025 Grant

In September 2025, the Company issued options to a consultant to purchase an aggregate of 219,693 shares of the Company’s common stock, with an exercise price of $4.40 per share and an aggregate grant date fair value of $336,500 (the “2025 Consultant Grant”). Of the 2025 Consultant Grant, 109,846 options, or 50% of the total, were to vest subject to two performance-based vesting conditions. Subsequent to March 31, 2026, the Company’s board of directors and the Consultant agreed to a modification of the performance-based vesting milestones (See Note 12).

For the purposes of disclosure, 54,923, or 25% of the total options awarded under the 2025 Consultant Grant were not deemed granted. As a result, the total amount of options granted in 2025 of 1,482,929 has been reduced by these 54,923 options resulting in 1,428,006 options granted as of December 31, 2025.

A summary of stock option activity during the three months ended March 31, 2026, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2025	1,428,006	$4.40	-	-
Granted	50,000	5.00
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding as of March 31, 2026	1,478,006	$4.42	9.5	$856,804

Exercisable as of March 31, 2026	349,275	$4.49	9.5	$179,565

The Company estimated the fair value of the stock options granted using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended
	March 31,
	2026	2025

Risk-free interest rate	3.94%	N/A
Expected term (years)	5.0	N/A
Expected volatility	82.3%	N/A
Expected dividends	0%	N/A

The Company recognized stock-based compensation expense related to stock options of $345,396 for the three months ended March 31, 2026, of which $38,729 was included within research and development expense and $306,667, including $169,200 for the 2026 Consultant Grant, was included within general and administrative expense on the condensed consolidated statements of operations. The Company did not recognize stock-based compensation expense during the three months ended March 31, 2025.

As of March 31, 2026, there was $2,238,455 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.44 years and $112,155 of unrecognized stock-based compensation expense related to the 54,923 option grant to the Consultant that is subject to the March 31, 2027 performance-based vesting condition as the Company has determined that the performance condition related to the Consultant Grant is not probable of occurring as of March 31, 2026. The options granted during the three months ended March 31, 2026 have a weighted average grant date fair value per share of $3.38.

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

License Agreement

In January 2023, the Company entered into a patent license agreement with Duke University and the National Cancer Institute, under the agency of the U.S. Department of Health and Human Services (the “Duke License”) for an exclusive, worldwide, sub-licensable license to certain technology. The Duke License was amended in August 2024 to include improvements within the definitions of patent rights and technical information.

As a component of the Duke License, the Company agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. As of March 31, 2026, the Company has not met any milestones as defined in the agreement and, accordingly, has recorded no expense or liability related to such payments. The Company also agreed to pay royalties equal to low- to mid- single digit percentages of annual net sales on a country-by-country and product-by-product basis, with minimum annual royalty levels established beginning in 2025. Based on the minimum annual royalty levels established in the Duke License, the Company recorded a liability of $25,000 for royalties due under the agreement as of December 31, 2025.

Executive Compensation

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived totaled $345,900. As such, as of March 31, 2026 and December 31, 2025, the Company had no amounts included in accounts payable related to the consulting fee liability. Given that the liability was forgiven by members of management of the Company who were deemed to be related parties, the transaction was accounted for as a contribution of capital and, as a result, the Company recognized additional paid-in capital of $345,900 during the three months ended March 31, 2025 in connection with the debt forgiveness.

12. SUBSEQUENT EVENTS

Common Stock Issuance

Subsequent to March 31, 2026, in connection with the renewal of a vendor contract, the Company issued 50,000 shares of its common stock with a fair value of $250,000.

Warrant Exercise

Subsequent to March 31, 2026, the Company issued 15,000 shares of Common Stock, $0.0001 par value, for a cash A Warrant exercise. The price at issuance was $4.40 per share in accordance with the terms of the A Warrant.

Option Modification

On April 6, 2026, the Company’s Board of Directors approved a modification to certain stock options related to the 2025 Consultant Grant, converting performance-based vesting conditions to service-based vesting over 48 months. The Company will account for the modification in accordance with the guidance promulgated under ASC 718, Compensation – Stock Compensation. Any incremental compensation costs will be calculated as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification and will be recognized over the remaining vesting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) and with the audited condensed consolidated financial statements and related notes thereto of the Company for the year ended December 31, 2025 included as part of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026.

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

As discussed elsewhere in this Report, on February 11, 2025, we completed the business combination contemplated by that certain Agreement and Plan of Merger and Reorganization, dated as of February 11, 2025 (the “Merger Agreement”), by and among Unite Acquisition 1 Corp., a public shell company incorporated in the state of Delaware and its wholly-owned subsidiary, Adaptin Acquisition Co., a corporation formed in the State of Delaware (“Merger Sub”), and Adaptin Bio Operating Corporation (“Private Adaptin” and formerly “Adaptin Bio, Inc.”) (the “Merger”). Upon the completion of the Merger, we changed our name to “Adaptin Bio, Inc.”

The following discussion and analysis for the three months ended March 31, 2026 and 2025 is exclusively attributable to the operations of the Company, including the operations that occurred after the Merger. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Overview of the Company

We were incorporated in the State of Delaware on March 10, 2022. From inception through the date of the Merger, we were engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and focused its efforts to identify a possible business combination.

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

We have also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

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

From inception through the date of the Merger, we did not conduct any active operations, except for our efforts to locate suitable acquisition candidates. In addition, we have generated no revenue since inception. Notwithstanding the Merger, we expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates.

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

Operations Overview

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2026, we recorded a net loss of $1,146,096. As of March 31, 2026, we had an accumulated deficit of $10,437,897. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates. As of March 31, 2026 and December 31, 2025, we had $301,309 and $459,174 in cash and cash equivalents, respectively.

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

The Macroeconomic Climate

The recent economic trends and political changes, including the rapidly changing tariff structure and geopolitical conflicts, may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors remain variable, which may impact our overhead costs and adversely affect our operating results. While interest rates have recently been trending down, they remain high and present a challenge impacting the United States and global economies. Recent volatility in the major stock indices could also present challenges in accessing additional capital. Such factors could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future on our operating costs, including our labor, due to supply chain constraints, consequences associated with pandemics or public health situations, the Russia-Ukraine war, and other U.S. geopolitical issues, such as recent U.S. military actions in Venezuela and Iran and the ongoing implementation of new tariff structures and subsequent changes thereto, affecting other territories and employee availability and wage increases, all of which may result in additional stress on our working capital resources.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of fees paid to third-party service providers, personnel costs and other personnel-related compensation expenses. We expense research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

To date, substantially all our research and development expenses have been related to the licensing, preclinical and clinical development of APTN-101. As we progress, we expect our research and development costs to increase for additional clinical development of APTN-101 in GBM.

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

Interest Expense

Interest expense is related to our financing arrangement for directors’ and officers’ liability insurance and, for 2025, primarily consists of contractual debt interest expense, the amortization of debt issuance costs and the amortization of discounts arising from bifurcated derivative liabilities related to our then convertible debt.

Results of Operations

Three Months Ended March 31, 2026 Compared With Three Months Ended March 31, 2025

	For the Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

Operating Expenses:
Research and development	$165,577	$62,133	$103,444	166%
General and administrative	978,576	788,325	190,251	24%
Total Operating Expenses	1,144,153	850,458	293,695	35%
Loss from Operations	(1,144,153)	(850,458)	(293,695)	-35%

Other Expense (Income):
Interest expense	1,943	72,659	$(70,716)	-97%
Loss on change in fair value of derivative liabilities	-	6,312	(6,312)	-100%
Gain on extinguishment of debt	-	(326,345)	326,345	-100%
Total Other Expense (Income), net	1,943	(247,374)	249,317	-101%

Loss before provision for income taxes	(1,146,096)	(603,084)	(543,012)	90%

Provision for income taxes	-	-	-	0%

Net loss	$(1,146,096)	$(603,084)	(543,012)	90%

Research and Development Expenses

Research and development expenses increased by $103,444, or 166%, for the three months ended March 31, 2026, when compared to the corresponding period in 2025. During 2026, costs related to our assay development program, as it nears completion, resulted in a decrease of approximately $26,000. This decrease was offset by increased costs related to our sponsored research agreements with Duke University of approximately $23,000, an increase in clinical trial packaging costs of approximately $10,000, increases in post-Merger compensation and related costs for research and development personnel of $25,000, an increase in consulting fees of $27,000 and the stock-based compensation expense for stock options granted during the period of approximately $39,000. Costs incurred during the three months ended March 31, 2025 consisted primarily of costs for the ongoing assay development, stability testing and the initiation of compensation for research and development personnel.

General and Administrative Expenses

General and administrative expenses increased by $190,251, or 24%, for the three months ended March 31, 2026 when compared to the corresponding period in 2025. The increase was primarily attributable to an option grant made to a third-party consultant in March 2026 with a fair value of $169,200 that vested immediately and, as such, was fully expensed during the three months ended March 31, 2026. Costs incurred during the three months ended March 31, 2025 consist primarily of accounting and legal fees.

Interest Expense

Interest expense decreased $70,716 for the three months ended March 31, 2026 when compared to the corresponding period in 2025. The decrease in interest expense was related to the conversion of all outstanding debt into equity of the Company in conjunction with the Merger in 2025 offset by $1,943 of interest expense related to our insurance financing arrangement.

Other Income and Expense

At the date of the Merger in 2025, the carrying value of the derivative liability related to our convertible debt totaled $551,270, after giving effect to the change in fair value of $6,312 for the three months ended March 31, 2025. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of Exchange Notes and 2024 Bridge Notes, plus accrued interest thereon, automatically converted into shares of our common stock. As a result of the conversion, we recorded a gain on debt extinguishment of $326,345. As of March 31, 2026, we had no convertible debt.

Liquidity and Capital Resources

The Merger

As described elsewhere in this Report, pursuant to the Merger, all of the outstanding stock of Private Adaptin was converted into shares of our common stock. In addition, in connection with the Merger, all of Private Adaptin’s 2024 Notes converted into shares of our common stock at $3.30 per share and holders of all of Private Adaptin’s Exchange Notes were issued warrants exercisable for shares of our common stock. Since the commencement of Private Adaptin’s operations, substantially all resources have been devoted to supporting product development efforts, raising capital to support and expand such activities, and providing general and administrative support for these operations. We operate our business using a significant outsourcing model. As such, our team is composed of a small group of employees who direct a significantly large number of team members, including vendors and consultants, to enable execution of our operational plans. We do not currently have any products approved for sale, and we will continue to incur significant research and development and general administrative expenses related to our operations.

The Follow-on Offering

In December 2025, in the initial closing of the Follow-on Offering , we issued 200,000 shares of our common stock at an aggregate purchase price of $1,000,000, or $5.00 per share in the Follow-on Offering. As of the date of the initial closing of the Follow-on Offering, we recorded net proceeds of $582,961, net of costs of the transaction of $417,039 that had been incurred as of that date.

The offering period for the Follow-on Offering commenced on October 29, 2025 and is scheduled to continue until (i) May 29, 2026; (ii) the date on which the maximum offering amount of approximately $4.0 million (the “Maximum Offering”) is sold by us; or (iii) on a date mutually agreed upon in writing by us and the placement agent (the “Offering Period”).

On February 12, 2026, we completed a second closing under our Follow-on Offering (the “February 2026 Closing”) and issued 59,400 shares of common stock at $5.00 per share for aggregate proceeds of $297,000. As of the date of the February 2026 Closing, we recorded proceeds of $261,360, net of costs of the transaction of $35,640 that had been incurred as of that date.

On March 12, 2026, we completed a third closing under our Follow-on Offering (the “March 2026 Closing”) and issued 71,000 shares of common stock at $5.00 per share for aggregate proceeds of $355,000. As of March 31, 2026, we recorded proceeds of $253,165, net of costs of the transaction of $101,835 that had been incurred as of that date.

The closings of the Follow-on Offering discussed above each triggered the anti-dilution provision of the B Warrants and, accordingly, the aggregate number of B Warrants increased to a total of 703,797 with an exercise price of $6.566 per share. In addition, we have reserved for issuance warrants to our placement agent in conjunction with the Follow-on Offering equal to 10% of the common stock underlying all securities sold in the Follow-on Offering. In conjunction with the closings that have occurred to date, we have reserved an aggregate of 33,040 placement agent warrants that are exercisable for five (5) years and have an exercise price of $5 per share of common stock.

Accordingly, as of March 31, 2026, we had cash and cash equivalents, working capital deficit and accumulated deficit of $301,309, $1,775,571 and $10,437,897, respectively. As of December 31, 2025, we had cash and cash equivalents, working capital deficit and accumulated deficit of $459,174, $1,489,396 and $9,291,801, respectively.

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

Cash Flows

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(596,298)	$(2,279,876)	$1,683,578	-74%
Financing activities	438,433	4,620,020	(4,181,587)	-91%

Net increase (decrease) in cash and cash equivalents	$(157,865)	$2,340,144	$(2,498,009)	-107%

Net Cash Used in Operating Activities

For the three months ended March 31, 2026 and 2025, we used cash of $596,298 and $2,279,876, respectively, in operations. Our cash use for the three months ended March 31, 2026 was primarily attributable to our net loss of $1,146,096, adjusted for net non-cash expenses for stock-based compensation of $345,396, plus $204,402 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2025 was primarily attributable to our net loss of $603,084, adjusted for net non-cash expenses in the aggregate amount of $266,311, and $1,410,481 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $438,433, of which, $652,000 was provided by offering proceeds related to the sale of common stock in the Follow-on Offering, offset by $121,160 of payments made for equity issuance costs and $92,407 of repayment of our D&O financing arrangement. During the three months ended March 31, 2025, cash provided by financing activities was $4,620,020, of which, $6,161,505 was provided by offering proceeds related to the sale of common stock in the Offering, offset by $1,266,485 of payments of equity issuance costs and $275,000 of repayment of notes payable to a related party.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of APTN-101. We expect to incur an increase in general and administrative expenses in 2026, primarily related to supporting our increasing research and development activities and being a publicly held company with the resulting professional fees, personnel and regulatory compliance related costs. We expect to incur increasing operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize APTN-101 or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into collaboration arrangements or selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that restrict our operations or our ability to incur additional indebtedness, among other items. Entering into collaboration arrangements or selectively partnering for clinical development and commercialization may reduce our ability to control our programs and/or create additional future financial obligations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially and adversely affect our business, financial condition and results of operations.

Contractual Obligations and Commitments

Duke License

In January 2023, we entered into the Duke License for an exclusive, world-wide, sub-licensable license to precision medicine technology. As a component of the Duke License, we agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of March 31, 2026, we had not met any milestones as defined in the agreement and, accordingly, have recorded no expense or liability related to such payments.

We also agreed to pay royalties equal to low- to mid- single-digit percentages of annual net sales on a country-by-country and product-by-product basis subject to downward adjustment to low single-digit percentages of our net annual sales in the event there is no valid claim of a patent for the product, with minimum annual royalty levels established. We also must pay Duke low to mid-double-digit percentages of any sublicensing fees as set forth in the Duke License. Based on the minimum annual royalty levels established in the Duke License, we accrued $25,000 for royalties due under the agreement as of December 31, 2025. Additional minimum annual royalty fees will also apply to the year ending December 31, 2026 and subsequent years under the terms of the Duke License.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, the fair value of derivative liabilities, accrued liabilities that are measured based on progress toward completion of research and development projects, and the grant date fair value of stock options granted to employees, consultants and directors, and the resulting stock-based compensation expense, calculated using the Black-Scholes option-pricing model.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2025 and continued to exist as of March 31, 2026: errors in accounting for non-routine transactions; errors in accounting for prepaid and accrued research and development costs; and errors in the accounting for tax provisions. The material weaknesses identified were a result of insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

Management’s Plan to Remediate the Material Weaknesses

Management continues to address the remediation of the material weaknesses described above through hiring additional qualified accounting and financial reporting consultants and/or personnel, and designing and implementing financial reporting systems, processes, policies and internal control. We also will continue to monitor our internal control over financial reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary to our disclosure controls and procedures and internal controls as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls or internal controls will be remediated until such time as we have added additional resources, including additional accounting and administrative staff and/or consultants, and the enhancements described above have operated for a sufficient time to allow for proper evaluation of their effectiveness.

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company has added and is seeking additional qualified accounting and financial reporting personnel, in addition to designing and implementing financial reporting systems, processes, policies and internal control. Such efforts are incomplete as of March 31, 2026.

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(f) under the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the period covered by this Report, we completed two closings under our Follow-on Offering, issuing an aggregate of 130,400 shares of common stock to investors at $5.00 per share for aggregate proceeds of $652,000. The transactions were exempt from registration under Section 4(a)(2) of the Securities Act, as not involving any public offering or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION

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

Date: May 15, 2026	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
Timothy L. Maness
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)