Form 10-K/A
period 2025-12-31
ADAPTIN BIO, INC.
filed 2026-06-12
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 11, 2026, 8,903,229 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

On April 1, 2026, Adaptin Bio, Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”).

This Amendment No. 1 to Form 10-K (the “Form 10-K/A”) of the Company is being filed solely to amend Item 15(b) and Exhibit 23.1 to include an updated consent of WithumSmith+Brown, PC, the Company’s independent registered public accounting firm, to include references to a registration statement of the Company which was inadvertently omitted from the original consent filed.

This Form 10-K/A should be read in conjunction with the Original Form 10-K and includes only the portions of the Original Form 10-K being supplemented or amended by this Form 10-K/A. Other than as described in this explanatory note, this Form 10-K/A does not change any of the financial or other information set forth in the Original Form 10-K or the exhibits thereto. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K/A as filed with the SEC and others incorporated by reference to other filings.

Exhibit					Incorporated by Reference (Unless Otherwise Indicated)
Number	Description	Form	File	Exhibit	Filing Date
3.1	Certificate of Merger relating to the merger of Adaptin Acquisition Co. with and into Adaptin Bio, Inc., filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.1	February 18, 2025
3.2	Amended and Restated Certificate of Incorporation of Unite Acquisition 1 Corp., as filed with the Secretary of State of the State of Delaware on February 11, 2025	8-K	000-56583	3.2	February 18, 2025
3.3	Amended and Restated Bylaws	8-K	000-56583	3.3	February 18, 2025
4.1	Description of Securities	10-K	000-56583	4.1	April 15, 2025
4.2	Form of Pre-Merger Warrant issued to holders of 2023 Bridge Notes	8-K	000-56583	4.1	February 18, 2025
4.3	Form of Pre-Merger Warrant issued in connection with Exchange Notes	8-K	000-56583	4.2	February 18, 2025
4.4	Form of Placement Agent Warrant	8-K	000-56583	4.3	February 18, 2025
4.5	Form of Common A Warrant	8-K	000-56583	4.4	February 18, 2025
4.6	Form of Common B Warrant	8-K	000-56583	4.5	February 18, 2025
10.1*	Patent License Agreement by and between Centaur Bio and Duke University, effective as of January 11, 2023	8-K	000-56583	10.1	February 18, 2025
10.2*	First Amendment to License Agreement by and between Centaur Bio and Duke University, effective as of August 9, 2024	8-K	000-56583	10.2	February 18, 2025
10.3*	Sponsored Research Agreement by and between Centaur Bio and Duke University, effective as of August 8, 2024	8-K	000-56583	10.3	February 18, 2025
10.4+	Advisory Services Agreement, dated as of February 11, 2025, by and between the Company and Lucius Partners LLC	8-K	000-56583	10.4	February 18, 2025
10.5	Form of Lock-Up Agreement	8-K	000-56583	10.5	February 18, 2025
10.6	Form of Indemnity Agreement	8-K	000-56583	10.6	February 18, 2025
10.7	Form of Subscription Agreement by and among the Company and the parties thereto	8-K	000-56583	10.7	February 18, 2025
10.8	Form of Registration Rights Agreement, by and between the Company and the parties thereto	8-K	000-56583	10.8	February 18, 2025
10.9+	2025 Equity Incentive Plan and form of award agreements	8-K	000-56583	10.9	February 18, 2025
10.10+	Executive Employment Agreement by and between the Company and Simon C. Pedder, dated February 11, 2025	8-K	000-56583	10.10	February 18, 2025
10.11+	Executive Employment Agreement by and between the Company and Michael J. Roberts, dated February 11, 2025	8-K	000-56583	10.11	February 18, 2025
10.12+	Executive Employment Agreement by and between the Company and Timothy L. Maness, dated February 11, 2025	8-K	000-56583	10.12	February 18, 2025
10.12.1+	First Amendment to Executive Employment Agreement, by and between Adaptin Bio, Inc. and Timothy L. Maness, dated October 3, 2025.	8-K	000-56583	10.1	October 6, 2025
10.13+	Executive Employment Agreement by and between the Company and L. Arthur Hewitt, dated February 11, 2025	8-K	000-56583	10.13	February 18, 2025

1

10.13.1+	First Amendment to Executive Employment Agreement, by and between Adaptin Bio, Inc. and L. Arthur Hewitt, dated October 3, 2025.	8-K	000-56583	10.2	October 6, 2025
10.14	Form of Subscription Agreement by and among the Company and the parties thereto, dated December 22, 2025.	10-K	000-56583	10.14	April 1, 2026
10.15	Form of Registration Rights Agreement by and among the Company and the parties thereto, dated December 22, 2025.	10-K	000-56583	10.15	April 1, 2026
14.1	Code of Ethics and Business Conduct	8-K	000-56583	14.1	February 18, 2025
19.1	Insider Trading Policy	10-K	000-56583	19.1	April 15, 2025
21.1	Subsidiaries of the Registrant	8-K	000-56583	21.1	February 18, 2025
23.1	Consent of WithumSmith+Brown, PC	--	--	--	Filed herewith
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-56583	31.1	April 1, 2026
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-56583	31.2	April 1, 2026
31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith
32.1**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-56583	32.1	April 1, 2026
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-56583	32.2	April 1, 2026
101	Interactive data file set for the financial statements and accompanying notes contained in this Report (formatted as Inline XBRL)	--	--	--	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	--	--	--	Filed herewith

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant hereby agrees to furnish supplementally copies of any of the omitted portions of this exhibit to the SEC upon its request.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2026	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
	Name:	Timothy L. Maness
	Title:	Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael J. Roberts	President, Chief Executive Officer and Director	June 12, 2026
Michael J. Roberts	(Principal Executive Officer)

/s/ Simon C. Pedder	Executive Chairman and Director	June 12, 2026
Simon C. Pedder

/s/ Timothy L. Maness	Chief Financial Officer	June 12, 2026
Timothy L. Maness	(Principal Financial and Accounting Officer)

/s/ Patrick Gallagher	Director	June 12, 2026
Patrick Gallagher

/s/ J. Nick Riehle	Director	June 12, 2026
J. Nick Riehle

/s/ Anthony Zook	Director	June 12, 2026
Anthony Zook

3