Form 10-Q
period 2026-06-30
ADAPTIN BIO, INC.
filed 2026-08-13
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 9,233,573 shares of common stock issued and outstanding.

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

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$670,488	$459,174
Prepaid expenses and other current assets	310,964	159,985
Total Current Assets	981,452	619,159

Total Assets	$981,452	$619,159

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable - trade	$1,674,005	$1,512,090
Accrued expenses	810,589	596,465
Financing liability	162,208	-
Total Current Liabilities	2,646,802	2,108,555

Total Liabilities	2,646,802	2,108,555

Commitments and contingencies (Note 12)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 9,053,279 and 8,655,829 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	905	866
Additional paid-in capital	9,976,954	7,801,539
Accumulated deficit	(11,643,209)	(9,291,801)
Total Stockholders’ Deficit	(1,665,350)	(1,489,396)
Total Liabilities and Stockholders’ Deficit	$981,452	$619,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating Expenses:
Research and development	$138,167	$340,334	$303,744	$402,467
General and administrative	1,062,449	1,180,521	2,041,025	1,968,846
Total Operating Expenses	1,200,616	1,520,855	2,344,769	2,371,313
Loss from Operations	(1,200,616)	(1,520,855)	(2,344,769)	(2,371,313)

Other Expense (Income):
Interest expense	4,696	-	6,639	72,659
Loss on change in fair value of derivative liabilities	-	-	-	6,312
Gain on extinguishment of debt	-	-	-	(326,345)
Total Other Expense (Income), net	4,696	-	6,639	(247,374)

Loss before provision for income taxes	(1,205,312)	(1,520,855)	(2,351,408)	(2,123,939)

Provision for income taxes	-	-	-	-
Net loss	$(1,205,312)	$(1,520,855)	$(2,351,408)	$(2,123,939)

Net Loss Per Share
Basic	$(0.14)	$(0.18)	$(0.27)	$(0.30)
Diluted	$(0.14)	$(0.18)	$(0.27)	$(0.30)

Weighted Average Common Shares Outstanding:
Basic	8,849,266	8,454,634	8,775,964	7,148,094
Diluted	8,849,266	8,454,634	8,775,964	7,148,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2026
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2026	8,655,829	$866	$7,801,539	$(9,291,801)	$(1,489,396)

Common stock issued in private placement [1]	130,400	13	514,512	-	514,525

Stock-based compensation	-	-	345,396	-	345,396

Net loss	-	-	-	(1,146,096)	(1,146,096)

Balance, March 31, 2026	8,786,229	$879	$8,661,447	$(10,437,897)	$(1,775,571)

Common stock issued in private placement [2]	52,000	5	202,616	-	202,621

Common stock issued pursuant to warrant exercises [3]	165,050	16	669,090	-	669,106

Shares issued in exchange for services	50,000	5	249,995	-	250,000

Stock-based compensation	-	-	193,806	-	193,806

Net loss	-	-	-	(1,205,312)	(1,205,312)

Balance, June 30, 2026	9,053,279	$905	$9,976,954	$(11,643,209)	$(1,665,350)

[1]	Includes aggregate gross proceeds of $652,000, less issuance costs of $137,475.

[2]	Includes gross proceeds of $260,000, less issuance costs of $57,379.

[3]	Includes gross proceeds of $726,227, less issuance costs of $57,121.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
					Total
	Common Stock [1]		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024 – Prior to Recapitalization	1,505	$1	$24,115	$(4,124,232)	$(4,100,116)

Recapitalization	3,248,494	324	(324)	-	-

Balance, December 31, 2024 – Following the Recapitalization	3,249,999	325	23,791	(4,124,232)	$(4,100,116)

Equity of Unite Acquisition 1 Corp. at the time of the exchange	5,000,000	500	(500)	(279,746)	(279,746)

Common stock cancelled at the time of the exchange	(1,750,000)	(175)	175	-	-

Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	-	-	(279,746)	279,746	-

Common stock and warrants issued in private placement [2]	1,400,342	140	4,701,004	-	4,701,144

Common stock and warrants issued in connection with debt extinguishment	501,140	50	1,681,116	-	1,681,166

Forgiveness of accrued consulting fees by related parties	-	-	345,900	-	345,900

Net loss	-	-	-	(603,084)	(603,084)

Balance, March 31, 2025	8,401,481	$840	$6,471,740	$(4,727,316)	$1,745,264

Shares issued in exchange for services	54,348	6	249,994	-	250,000

Net loss	-	-	-	(1,520,855)	(1,520,855)

Balance, June 30, 2025	8,455,829	$846	$6,721,734	$(6,248,171)	$474,409

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger (see Note 4).

[2]	Includes gross proceeds of $6,161,505, less issuance costs of $1,460,361.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(2,351,408)	$(2,123,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	-	53,722
Change in fair value of derivative liabilities	-	6,312
Gain on extinguishment of debt	-	(326,345)
Stock-based compensation	539,202	-
Shares issued in exchange for services	250,000	250,000
Changes in operating assets and liabilities:
Prepaid expenses	182,126	(299,661)
Accounts payable - trade	119,494	(348,611)
Accrued expenses	214,124	(528,254)
Accrued interest	-	14,190
Net Cash Used In Operating Activities	(1,046,462)	(3,302,586)

Cash Flows From Financing Activities:
Repayment of financing liability	(170,897)	-
Repayment of notes payable- related party	-	(275,000)
Proceeds from issuance of common stock pursuant to warrant exercises	669,106	-
Proceeds from issuance of common stock in private placement	912,000	-
Proceeds from issuance of common stock and warrants in private placement	-	6,161,505
Payment of issuance costs related to private placement	(152,433)	(1,266,485)
Net Cash Provided By Financing Activities	1,257,776	4,620,020

Net Increase In Cash and Cash Equivalents	211,314	1,317,434

Cash and Cash Equivalents - Beginning of Period	459,174	34,085
Cash and Cash Equivalents - End of Period	$670,488	$1,351,519

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$6,639	$9,584
Income taxes	$-	$-

Non-cash investing and financing activities:
Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	$-	$(279,746)
Common stock cancelled at the time of the exchange	$-	$175
Convertible notes and accrued interest converted into common stock	$-	$1,653,811
Forgiveness of accrued consulting fees by related parties	$-	$345,900
Equity issuance costs included within accounts payable	$42,421	$-
Financing of Director and Officer insurance policy	$333,105	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 1, 2026 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”).

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

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had cash and cash equivalents of $670,488 and an accumulated deficit of $11,643,209. The Company intends to continue significant preclinical development activities that began in 2023 and to initiate a Phase I clinical trial which, together with expenses incurred for general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend on, among other things, successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies since those included in the audited consolidated financial statements of the Company for the year ended December 31, 2025, except as disclosed in this Note.

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

Warrants

The Company accounts for its warrants in accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815-40-15. This guidance provides that if the warrants do not meet the criteria for equity treatment, the warrants must be recorded as an asset or a liability. Currently, the Company has no warrants that are liability classified. The Company estimates the fair value of warrants using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, risk-free rate and the expected terms of the warrant.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same as basic net loss per share due to the fact that when a net loss exists, all potentially dilutive securities are anti-dilutive. For the three and six months ended June 30, 2026 and 2025, the Company’s anti-dilutive securities included warrants to purchase an aggregate of 2,461,381 and 2,583,169 shares of common stock, respectively. In addition, the Company had 1,532,929 stock options outstanding for the purchase of the Company’s common stock, which were anti-dilutive for the three and six months ended June 30, 2026.  No options were outstanding during the three and six months ended June 30, 2025.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in detail in Note 9 and Note 11, and records all stock-based payments, including grants of employee share options, at their fair values. The Company accounts for stock-based compensation instruments in accordance with the guidance promulgated under ASC 718, Compensation – Stock Compensation. The fair value of share options granted to employees and non-employees is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which equals the vesting period, using the straight-line method or, in the case of performance based awards, based upon the terms of the performance conditions. Forfeitures, if any, are recorded as they occur. Any consideration paid by employees upon exercising share options are credited to common stock in the amount of the par value, with the remainder credited to additional paid-in capital. The Black-Scholes option pricing model used by the Company to calculate option values was developed to estimate fair value.

A change in the terms or conditions of an award is accounted for as a modification unless the fair value, the vesting conditions, and the classification of the award are the same immediately before and after the change. Modification accounting is applied only to the award, or the portion of an award, whose terms or conditions were changed. For a modified award, the Company recognizes any excess of the fair value of the modified award over the fair value of the original award immediately before the modification, with both amounts measured at the modification date, in addition to the unrecognized grant-date fair value of the original award. If it is not probable that the original award would have vested under its original terms and the modified award is expected to vest, the Company instead recognizes the fair value of the modified award measured at the modification date over the vesting period of the modified award.

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

Follow-on Offering

The Company initiated a private placement offering (the “Follow-on Offering”) on October 29, 2025 that was scheduled to continue until the later of (i) January 31, 2026, unless extended by the Company and the placement agent; (ii) the date on which the maximum offering amount of approximately $4.0 million (the “Maximum Offering”) was sold by the Company; or (iii) on a date mutually agreed upon in writing by the Company and the placement agent (the “Offering Period”). On December 30, 2025, the Company and the placement agent agreed to extend the Offering Period to February 27, 2026; on February 28, 2026 the Offering Period was extended until March 31, 2026; on March 31, 2026 the Offering Period was extended until April 30, 2026; and, on April 30, 2026, the Offering Period was extended until June 30, 2026.

On February 12, 2026, the Company completed a secondary closing under its Follow-on Offering (the “February 2026 Closing”) and issued 59,400 shares of common stock at $5.00 per share for aggregate proceeds of $297,000. As of that date, the Company recorded proceeds of $261,360, net of costs of the transaction of $35,640 that had been incurred as of that date.

The February 2026 Closing triggered the anti-dilution provision for the B Warrants and accordingly, the number of B Warrants increased by 748 Warrants to a total of 703,582 and the exercise price decreased to $6.568 per share from $6.575 per share.

On March 12, 2026, the Company completed a third closing under its Follow-on Offering (the “March 2026 Closing”) and issued 71,000 shares of common stock at $5.00 per share for aggregate proceeds of $355,000. As of that date, the Company recorded proceeds of $253,165, net of costs of the transaction of $101,835 that had been incurred.

The March 2026 Closing triggered the anti-dilution provision for the B Warrants and accordingly, the number of B Warrants increased by 968 Warrants to a total of 704,550 and the exercise price decreased to $6.559 per share from $6.568 per share.

On June 9, 2026, the Company completed a fourth closing under its Follow-on Offering (the “June 2026 Closing”) and issued 52,000 shares of common stock at $5.00 per share for aggregate proceeds of $260,000. As of that date, the Company recorded proceeds of $202,621, net of costs of the transaction of $57,379 that had been incurred as of that date.

The June 2026 Closing triggered the anti-dilution provision for the B Warrants and accordingly, the number of B Warrants increased by 643 Warrants to a total of 705,193 and the exercise price decreased to $6.553 per share from $6.559 per share.

In conjunction with the closings of the Follow-on Offering, the Company issued warrants for the purchase of an aggregate of 38,240 shares of the Company’s common stock to its placement agent in conjunction with the transaction (see Note 9).

A Warrant Expiration Date

On March 31, 2026, the anniversary of the final closing of the Offering, the Company had not yet been approved for its ticker symbol allowing it to register and trade on the OTC market. As such, in accordance with the terms of the A Warrant (see Note 4), the expiration date of these Warrants was extended by six months from March 31, 2026 until September 30, 2026. In April 2026, the Company was admitted to the OTCQB market and obtained its ticker symbol, OTCQB: APTN.

Common Stock Issuance

On May 15, 2026, in connection with the renewal of a vendor contract, the Company issued 50,000 shares of its common stock with an aggregate grant date fair value of $250,000. Similarly, on April 2, 2025, in connection with the execution of the contract, the Company issued 54,348 shares of its common stock with an aggregate grant date fair value of $250,000. In each instance, the shares are fully vested and nonforfeitable as of the grant date under the terms of the contract and the vendor does not have any further obligation to deliver goods or provide services in the future to retain the shares. Accordingly, the Company expensed the full value of the shares issued in 2026 and 2025 within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The Company also recorded both share issuances in stockholders’ deficit in the condensed consolidated balance sheet as of June 30, 2026 and as of December 31, 2025.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets comprise the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Prepaid insurance	$290,004	$132,507
Deferred research and development expenses	-	9,060
Professional services retainers	3,000	13,418
Prepaid - other	17,960	5,000
	$310,964	$159,985

7. ACCRUED EXPENSES

Accrued expenses comprise the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Accrued research and development	$251,621	$424,595
Accrued professional fees	8,800	-
Accrued consulting fees	12,900	51,995
Accrued compensation	446,740	54,325
Accrued directors’ fees	78,750	26,250
Accrued royalties	-	25,000
Accrued legal fees	11,253	13,500
Accrued franchise taxes	525	800
	$810,589	$596,465

8. FINANCING LIABILITY

In January 2026, the Company entered into an insurance premium financing agreement for $333,105, with a term of 10 months and an annual interest rate of 8.75%. The Company made a down payment of $66,621 and is required to make monthly principal and interest payments of $27,729 over the term of the agreement, which matures in December 2026. As of June 30, 2026, related prepaid insurance of $206,340 is included in prepaid expenses and the remaining financing liability of $162,208 is reflected as financing liability on the accompanying condensed consolidated balance sheet. The Company paid $4,696 and $6,639 of interest expense related to this financing liability for the three and six months ended June 30, 2026, respectively.

9. STOCKHOLDERS’ DEFICIT

See Note 4 - Reverse Recapitalization for details associated with the issuance of common stock and warrants issued in conjunction with the merger, as well as details associated with the reverse recapitalization in connection with the Merger.

2025 Equity Incentive Plan

The number of shares reserved for issuance under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) will increase, subject to approval from the Board of Directors, on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of the Company’s common stock as of December 31 (calculated on a fully diluted and as-converted basis), or a number as may be determined by the Board of Directors. As of June 30, 2026, the Board of Directors had not taken any action to increase the number of shares reserved under the plan.

As of June 30, 2026, up to 1,938,468 shares of common stock are reserved under the 2025 Plan and options have been approved and issued for the purchase of 1,532,929 shares of common stock (see Note 11).

Warrants

See Note 4 for details associated with the issuance of warrants in conjunction with the merger, including their term and how they are accounted for.

The Company estimated the fair value of the warrants granted during the three and six months ended June 30, 2026 and 2025 using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.16%-4.26%	N/A	3.58%-4.26%	4.25%-4.37%
Expected term (years)	3.68-5.00	N/A	3.68-5.00	1.50-7.00
Expected volatility	81.5%-84.2%	N/A	80.5%-84.2%	86.0%-98.0%
Expected dividends	0%	N/A	0%	0%

Warrant Exercises

During the three and six months ended June 30, 2026, warrant holders elected to exercise certain of their warrants. Upon receipt of the Notice of Exercise and the applicable funds by the Company, instructions are issued to the transfer agent to issue the underlying shares of $0.0001 par value common stock. During the three and six months ended June 30, 2026, the Company received funds of $726,227 and issued 165,050 shares of common stock related to the exercise of certain A Warrants. As of June 30, 2026, the Company had recorded proceeds from warrant exercises of $669,106, net of expenses of the transactions of $57,121 that had been incurred as of that date.

The following table presents information related to warrants as of June 30, 2026:

Class of Warrants	Quantity	Exercise Price	Expiration Date
Investor A	915,764	$4.40	9/30/2026
Investor B	544,283	$6.55	2/11/2030
Placement Agent	270,204	$4.40	2/11/2032
Investor A	319,528	$4.40	9/30/2026
Investor B	160,910	$6.55	3/31/2030
Placement Agent	79,882	$4.40	3/30/2032
Original	56,815	$4.40	2/11/2030
Exchange	75,755	$3.30	2/11/2030
Placement Agent	38,240	$5.00	6/9/2031
Total	2,461,381

In conjunction with the closings of the Follow-on Offering (see Note 5), the Company issued 18,240 placement agent warrants for the February, March and June 2026 closings in addition to the 20,000 placement agent warrants issued related to the December 2025 closing. The placement agent warrants have an exercise price of $5.00 per share, expire in five (5) years from the date of issuance and are equity classified. The placement agent warrants issued during the three and six months ended June 30, 2026 had a fair value of approximately $17,940 and $62,075, respectively.

The closings of the Follow-on Offering also triggered the anti-dilution provision for the B Warrants (see Note 5) and accordingly, as of June 30, 2026, the number of B Warrants increased to an aggregate total of 705,193 with an exercise price of $6.553 per share.

As of June 30, 2026, there were outstanding warrants to purchase an aggregate of 2,461,381 shares of common stock at a weighted average exercise price of $4.99 per share. The warrants had a weighted average remaining contractual term of 2.25 years as of June 30, 2026.

10. RELATED PARTY TRANSACTION

In conjunction with the March 2026 Closing of the Follow-on Offering (see Note 5), Lucius Partners Opportunity Fund, an affiliate of Lucius Partners, purchased 40,000 shares of common stock at $5.00 per share for an aggregate investment of $200,000.

11. STOCK-BASED COMPENSATION

2026 Grant

In March 2026, the Company issued options to a third-party consultant to purchase an aggregate of 50,000 shares of the Company’s common stock, with an exercise price of $5.00 per share and an aggregate grant date fair value of $169,200 (the “2026 Consultant Grant”), all of which vested immediately upon the grant date. As such, the entire grant date fair value was expensed to general and administrative expense on the date of grant.

2025 Grant

In September 2025, the Company approved options to a consultant to purchase an aggregate of 219,693 shares of the Company’s common stock, with an exercise price of $4.40 per share and an aggregate grant date fair value of $336,500 (the “2025 Consultant Grant”). On April 6, 2026, the Company and the Consultant executed an amendment to the notice of stock option grant dated September 8, 2025, which removed both performance-based vesting conditions and replaced them with a single service-based condition. Under the amended terms, 109,846 options now vest in equal monthly installments over 48 months beginning on the last day of April 2026, subject to the Consultant’s continued service. The modification date was April 6, 2026 and the incremental compensation cost resulting from the modification was $401,712, which will be recognized on a straight-line basis over the vesting period. No compensation cost had previously been recognized for these options. Terms related to the other 109,847 options were not modified and therefore those options continue to be accounted for according to the original terms.

A summary of stock option activity during the three and six months ended June 30, 2026, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2026	1,428,006	$4.40
Granted	104,923	4.69
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding as of June 30, 2026	1,532,929	$4.42	9.2	$889,758

Exercisable as of June 30, 2026	464,480	$4.46	9.3	$248,688

The Company estimated the fair value of the stock options granted using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.05%	N/A	3.94%-4.05%	N/A
Expected term (years)	5.73	N/A	5.00-5.73	N/A
Expected volatility	0.00%	N/A	0.00%-0.00%	N/A
Expected dividends	0%	N/A	0%	N/A

The Company recognized stock-based compensation expense related to stock options of $193,806 for the three months ended June 30, 2026, of which $56,339 was included within research and development expense and $137,467 was included within general and administrative expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to stock options of $539,202 for the six months ended June 30, 2026, of which $95,068 was included within research and development expense and $444,134, including $169,200 for the 2026 Grant, was included within general and administrative expense on the condensed consolidated statements of operations. The Company did not recognize stock-based compensation expense during the three and six months ended June 30, 2025.

As of June 30, 2026, there was $2,294,933 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.19 years. The options granted during the three and six months ended June 30, 2026 have a weighted average grant date fair value per share of $3.66 and $3.53, respectively.

12. commitments and contingencies

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

As a component of the Duke License, the Company agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. As of June 30, 2026, the Company has not met any milestones as defined in the agreement and, accordingly, has recorded no expense or liability related to such payments. The Company also agreed to pay royalties equal to low- to mid- single digit percentages of annual net sales on a country-by-country and product-by-product basis, with minimum annual royalty levels established beginning in 2025. Based on the minimum annual royalty levels established in the Duke License, the Company recorded a liability of $25,000 for minimum royalties due under the agreement as of December 31, 2025. Additional minimum annual royalty fees will also apply to the year ending December 31, 2026 and subsequent years under the terms of the Duke License.

Executive Compensation

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived totaled $345,900. As such, as of June 30, 2026 and December 31, 2025, the Company had no amounts included in accounts payable related to the consulting fee liability. Given that the liability was forgiven by members of management of the Company who were deemed to be related parties, the transaction was accounted for as a contribution of capital and, as a result, the Company recognized additional paid-in capital of $345,900 during the six months ended June 30, 2025 in connection with the debt forgiveness.

13. SUBSEQUENT EVENTS

Warrant Exercises

Subsequent to June 30, 2026, additional warrant holders elected to exercise certain of their warrants. Through August 12, 2026, the Company received funds of $739,964 and issued 168,173 shares of common stock related to the exercise of certain A Warrants. The Company also received funds of $39,999 and issued 12,121 shares related to the exercise of certain Exchange Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto of the Company for the year ended December 31, 2025 included as part of our Annual Report on Form 10-K filed with the SEC on April 1, 2026.

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

The following discussion and analysis for the three and six months ended June 30, 2026 and 2025 is exclusively attributable to the operations of the Company, including the operations that occurred after the Merger. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Operations Overview

Since inception, we have incurred significant operating losses. For the three and six months ended June 30, 2026, we recorded a net loss of $1,205,312 and $2,351,408, respectively. As of June 30, 2026, we had an accumulated deficit of $11,643,209. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates. As of June 30, 2026 and December 31, 2025, we had $670,488 and $459,174 in cash and cash equivalents, respectively.

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

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of fees paid to third-party service providers, personnel costs and other personnel-related compensation expenses, including stock-based compensation. We expense research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

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

General and Administrative Expenses

General and administrative expenses include expenses for executive compensation and related costs, including stock-based compensation expense, outside professional services and other general administrative expenses. Outside professional services consist of patent maintenance expenses, legal, accounting, insurance and audit services and other consulting fees.

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

Results of Operations

Three Months Ended June 30, 2026 Compared With Three Months Ended June 30, 2025

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating Expenses:
Research and development	$138,167	$340,334	$(202,167)	-59%
General and administrative	1,062,449	1,180,521	(118,072)	-10%
Total Operating Expenses	1,200,616	1,520,855	(320,239)	-21%
Loss from Operations	(1,200,616)	(1,520,855)	320,239	-21%

Other Expense (Income):
Interest expense	4,696	-	4,696	100%
Total Other Expense (Income), net	4,696	-	4,696	100%

Loss before provision for income taxes	(1,205,312)	(1,520,855)	315,543	-21%

Provision for income taxes	-	-

Net loss	$(1,205,312)	$(1,520,855)	$315,543	-21%

Research and Development Expenses

Research and development expenses decreased by approximately $202,000, or 59%, for the three months ended June 30, 2026, when compared to the corresponding period in 2025. During 2026, costs related to our assay development program, as it nears completion, resulted in a decrease of approximately $88,000 and costs related to our sponsored research agreements with Duke University resulted in a decrease of approximately $98,000. Additionally, costs related to our completed tox study resulted in a decrease of approximately $102,000 and clinical trial packaging costs decreased by approximately $12,000. Offsetting these decreases were increases in post-Merger compensation and related costs for research and development personnel of $76,000, including the stock-based compensation expense for stock options granted of approximately $56,000. Costs incurred during the three months ended June 30, 2025, consisted primarily of costs for the ongoing assay development, stability testing and the initiation of compensation for research and development personnel.

General and Administrative Expenses

General and administrative expenses decreased by approximately $118,000, or 10%, for the three months ended June 30, 2026, when compared to the corresponding period in 2025. The decrease was primarily attributable to decreases in legal, accounting and professional services expenses of approximately $287,000 offset by increases in compensation and related costs of approximately $155,000, including stock-based compensation expense of approximately $137,000. Costs incurred during the three months ended June 30, 2025 consisted primarily of accounting and legal fees.

Interest Expense

Interest expense increased by approximately $4,700 for the three months ended June 30, 2026, when compared to the corresponding period in 2025. The increase in interest expense was related to the financing arrangement for the Company’s D&O insurance that was executed in January 2026.

Six Months Ended June 30, 2026 Compared With Six Months Ended June 30, 2025

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change

Operating Expenses:
Research and development	$303,744	$402,467	$(98,723)	-25%
General and administrative	2,041,025	1,968,846	72,179	4%
Total Operating Expenses	2,344,769	2,371,313	(26,544)	-1%
Loss from Operations	(2,344,769)	(2,371,313)	26,544	-1%

Other Expense (Income):
Interest expense	6,639	72,659	(66,020)	-91%
Loss on change in fair value of derivative liabilities	-	6,312	(6,312)	-100%
Gain on extinguishment of debt	-	(326,345)	326,345	100%
Total Other Expense (Income), net	6,639	(247,374)	254,013	-103%

Loss before provision for income taxes	(2,351,408)	(2,123,939)	(227,469)	11%

Provision for income taxes	-	-

Net loss	$(2,351,408)	$(2,123,939)	$(227,469)	11%

Research and Development Expenses

Research and development expenses decreased by approximately $99,000, or 25%, for the six months ended June 30, 2026, when compared to the corresponding period in 2025. During 2026, costs related to our assay development program, as it nears completion, resulted in a decrease of approximately $115,000 and costs related to our sponsored research agreements with Duke University resulted in a decrease of approximately $74,000. Additionally, costs related to our completed tox study resulted in a decrease of approximately $102,000 and clinical trial packaging costs decreased by approximately $2,000. Offsetting these decreases were increases in compensation and related costs for research and development personnel of $142,000, including the stock-based compensation expense for stock options granted of approximately $95,000. Costs incurred during the six months ended June 30, 2025, consisted primarily of costs for the ongoing assay development, costs for our tox study, stability testing and the initiation of compensation for research and development personnel.

General and Administrative Expenses

General and administrative expenses increased by approximately $72,000, or 4%, for the six months ended June 30, 2026, when compared to the corresponding period in 2025. The increase was primarily attributable to increases in compensation and related costs of approximately $565,000, including stock-based compensation expense of approximately $444,000, partially offset by decreases in legal, accounting and professional services expenses of approximately $265,000. Costs incurred during the six months ended June 30, 2025 consisted primarily of accounting and legal fees.

Interest Expense

Interest expense decreased by approximately $66,000, or 91%, for the six months ended June 30, 2026, when compared to the corresponding period in 2025. The decrease in interest expense was related to the conversion of all outstanding debt into equity of the Company in conjunction with the Merger in 2025 offset by $6,639 of interest expense related to our insurance financing arrangement that was executed in January 2026.

Other Income and Expense

At the date of the Merger in 2025, the carrying value of the derivative liability related to our convertible debt totaled $551,269, after giving effect to the change in fair value of $6,312 for the six months ended June 30, 2025. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of Exchange Notes and 2024 Bridge Notes, plus accrued interest thereon, automatically converted into shares of our common stock. As a result of the conversion, we recorded a gain on debt extinguishment of $326,345. As of June 30, 2026, we had no convertible debt.

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

The Follow-on Offering

In December 2025, in the initial closing of the Follow-on Offering, we issued 200,000 shares of our common stock at an aggregate purchase price of $1,000,000, or $5.00 per share in the Follow-on Offering. As of the date of the initial closing of the Follow-on Offering, we recorded proceeds of $582,961, net of costs of the transaction of $417,039 that had been incurred as of that date.

The offering period for the Follow-on Offering commenced on October 29, 2025 and is scheduled to continue until (i) June 30, 2026; (ii) the date on which the maximum offering amount of approximately $4.0 million (the “Maximum Offering”) is sold by us; or (iii) on a date mutually agreed upon in writing by us and the placement agent (the “Offering Period”).

On February 12, 2026, we completed a second closing under our Follow-on Offering (the “February 2026 Closing”) and issued 59,400 shares of common stock at $5.00 per share for aggregate proceeds of $297,000. As of that date, we recorded proceeds of $261,360, net of costs of the transaction of $35,640 that had been incurred as of that date.

On March 12, 2026, we completed a third closing under our Follow-on Offering (the “March 2026 Closing”) and issued 71,000 shares of common stock at $5.00 per share for aggregate proceeds of $355,000. As of that date, we recorded proceeds of $253,165, net of costs of the transaction of $101,835 that had been incurred as of that date.

On June 9, 2026, we completed a fourth closing under our Follow-on Offering (the “June 2026 Closing”) and issued 52,000 shares of common stock at $5.00 per share for aggregate proceeds of $260,000. As of that date, the Company recorded proceeds of $202,621, net of costs of the transaction of $57,379 that had been incurred as of that date.

The closings of the Follow-on Offering discussed above each triggered the anti-dilution provision of the B Warrants and, accordingly, the aggregate number of B Warrants increased to a total of 705,193 with an exercise price of $6.553 per share. In addition, we have reserved for issuance warrants to our placement agent in conjunction with the Follow-on Offering equal to 10% of the common stock underlying all securities sold in the Follow-on Offering. In conjunction with the closings that have occurred to date, we have issued an aggregate of 38,240 placement agent warrants that are exercisable for five (5) years and have an exercise price of $5 per share of common stock.

Additionally, during the three months ended June 30, 2026, warrant holders elected to exercise certain of their warrants. During the three months ended June 30, 2026, we received funds of $726,227 and issued 165,050 shares of common stock related to the exercise of certain A Warrants. As of June 30, 2026, we had recorded proceeds from warrant exercises of $669,106, net of expenses of the transactions of $57,121 that had been incurred as of that date.

Accordingly, as of June 30, 2026, we had cash and cash equivalents, working capital deficit and accumulated deficit of $670,488, $1,665,350 and $11,643,209, respectively.

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

Cash Flows

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net Cash (Used in) Provided by:
Operating Activities	$(1,046,462)	$(3,302,586)	$2,256,124	-68%
Financing Activities	1,257,776	4,620,020	$(3,362,244)	-73%

Net Increase in Cash and Cash Equivalents	$211,314	$1,317,434	$(1,106,120)	-84%

Net Cash Used in Operating Activities

For the six months ended June 30, 2026 and 2025, we used cash of $1,046,462 and $3,302,586, respectively, in operations. Our cash use for the six months ended June 30, 2026 was primarily attributable to our net loss of $2,351,408, adjusted for net non-cash expenses of $789,202, plus $515,744 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the six months ended June 30, 2025 was primarily attributable to our net loss of $2,123,939, along with net non-cash expenses in the aggregate amount of $16,311 including the gain on debt extinguishment recognized during the period, and $1,162,336 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $1,257,776, of which, $912,000 was provided by offering proceeds related to the sale of common stock in the Follow-on Offering, offset by $152,433 of payments made for equity issuance costs, proceeds from the exercise of warrants of $669,106 offset by $170,897 of repayment of our D&O financing arrangement. During the six months ended June 30, 2025, cash provided by financing activities was $4,620,020, of which, $6,161,505 was provided by offering proceeds related to the sale of common stock in the Offering, offset by $1,266,485 of payments of equity issuance costs and $275,000 of repayment of notes payable to a related party.

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

Contractual Obligations and Commitments

Duke License

In January 2023, we entered into the Duke License for an exclusive, world-wide, sub-licensable license to precision medicine technology. As a component of the Duke License, we agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of June 30, 2026, we had not met any milestones as defined in the agreement and, accordingly, have recorded no expense or liability related to such payments.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2025 and continued to exist as of June 30, 2026: errors in accounting for non-routine transactions; errors in accounting for prepaid and accrued research and development costs; and errors in the accounting for tax provisions. The material weaknesses identified were a result of insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

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

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company has added and is seeking additional qualified accounting and financial reporting personnel, in addition to designing and implementing financial reporting systems, processes, policies and internal control. Such efforts are incomplete as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In the period covered by this Report, we completed three closings under our Follow-on Offering, issuing an aggregate of 182,400 shares of common stock to investors at $5.00 per share for aggregate proceeds of $912,000. The transactions were exempt from registration under Section 4(a)(2) of the Securities Act, as not involving any public offering or Regulation D promulgated thereunder.

On May 15, 2026, in connection with the renewal of a vendor contract, the Company issued 50,000 shares of its common stock with an aggregate grant date fair value of $250,000. The shares issued to the vendor were issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

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

Date: August 13, 2026	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
Timothy L. Maness
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)