Form 10-Q
period 2026-09-30
ADAPTIN BIO, INC.
filed 2026-11-13
CIK 1938571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 9,261,601 shares of common stock issued and outstanding.

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

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	2
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2026 and 2025	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURE		27

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$430,333	$459,174
Prepaid expenses and other current assets	657,307	159,985
Total Current Assets	1,087,640	619,159
Total Assets	$1,087,640	$619,159

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable - trade	$1,688,926	$1,512,090
Accrued expenses	990,185	596,465
Financing liability	81,987	-
Total Current Liabilities	2,761,098	2,108,555

Total Liabilities	2,761,098	2,108,555

Commitments and contingencies (Note 12)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 9,261,601 and 8,655,829 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	926	866
Additional paid-in capital	10,926,166	7,801,539
Accumulated deficit	(12,600,550)	(9,291,801)
Total Stockholders’ Deficit	(1,673,458)	(1,489,396)
Total Liabilities and Stockholders’ Deficit	$1,087,640	$619,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating Expenses:
Research and development	$115,956	$778,664	$419,700	$1,181,131
General and administrative	838,419	896,948	2,879,444	2,865,794
Total Operating Expenses	954,375	1,675,612	3,299,144	4,046,925
Loss from Operations	(954,375)	(1,675,612)	(3,299,144)	(4,046,925)

Other Expense (Income):
Interest expense	2,966	-	9,605	72,659
Loss on change in fair value of derivative liabilities	-	-	-	6,312
Gain on extinguishment of debt	-	-	-	(326,345)
Total Other Expense (Income), net	2,966	-	9,605	(247,374)

Loss before provision for income taxes	(957,341)	(1,675,612)	(3,308,749)	(3,799,551)

Provision for income taxes	-	-	-	-

Net loss	$(957,341)	$(1,675,612)	$(3,308,749)	$(3,799,551)

Net Loss Per Share
Basic	$(0.10)	$(0.20)	$(0.37)	$(0.50)
Diluted	$(0.10)	$(0.20)	$(0.37)	$(0.50)

Weighted Average Common Shares Outstanding:
Basic	9,206,429	8,455,829	8,921,508	7,588,793
Diluted	9,206,429	8,455,829	8,921,508	7,588,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For The Three and Nine Months Ended September 30, 2026
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2026	8,655,829	$866	$7,801,539	$(9,291,801)	$(1,489,396)

Common stock issued in private placement [1]	130,400	13	514,512	-	514,525

Stock-based compensation	-	-	345,396	-	345,396

Net loss	-	-	-	(1,146,096)	(1,146,096)

Balance, March 31, 2026	8,786,229	$879	$8,661,447	$(10,437,897)	$(1,775,571)

Common stock issued in private placement [2]	52,000	5	202,616	-	202,621

Common stock issued pursuant to warrant exercises [3]	165,050	16	669,090	-	669,106

Shares issued in exchange for services	50,000	5	249,995	-	250,000

Stock-based compensation	-	-	193,806	-	193,806

Net loss	-	-	-	(1,205,312)	(1,205,312)

Balance, June 30, 2026	9,053,279	$905	$9,976,954	$(11,643,209)	$(1,665,350)

Common stock issued pursuant to warrant exercises [4]	208,322	21	801,288	-	801,309

Issuance costs related to private placement	-	-	(36,435)	-	(36,435)

Stock-based compensation	-	-	184,359	-	184,359

Net loss	-	-	-	(957,341)	(957,341)

Balance, September 30, 2026	9,261,601	$926	$10,926,166	$(12,600,550)	$(1,673,458)

[1]	Includes gross proceeds of $652,000, less issuance costs of $137,475.
[2]	Includes gross proceeds of $260,000, less issuance costs of $57,379.
[3]	Includes gross proceeds of $726,227, less issuance costs of $57,121.
[4]	Includes gross proceeds of $903,286, less issuance costs of $101,977.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For The Three and Nine Months Ended September 30, 2025
	Common Stock [1]		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024 – Prior to Recapitalization	1,505	$1	$24,115	$(4,124,232)	$(4,100,116)

Recapitalization	3,248,494	324	(324)	-	-

Balance, December 31, 2024 – Following the Recapitalization	3,249,999	$325	$23,791	$(4,124,232)	$(4,100,116)

Equity of Unite Acquisition 1 Corp. at the time of the exchange	5,000,000	500	(500)	(279,746)	(279,746)

Common stock cancelled at the time of the exchange	(1,750,000)	(175)	175	-	-

Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	-	-	(279,746)	279,746	-

Common stock and warrants issued in private placement [2]	1,400,342	140	4,701,004	-	4,701,144

Common stock and warrants issued in connection with debt extinguishment	501,140	50	1,681,116	-	1,681,166

Forgiveness of accrued consulting fees by related parties	-	-	345,900	-	345,900

Net loss	-	-	-	(603,084)	(603,084)

Balance, March 31, 2025	8,401,481	$840	$6,471,740	$(4,727,316)	$1,745,264

Shares issued in exchange for services	54,348	6	249,994	-	250,000

Net loss	-	-	-	(1,520,855)	(1,520,855)

Balance, June 30, 2025	8,455,829	$846	$6,721,734	$(6,248,171)	$474,409

Stock-based compensation	-	-	320,125	-	320,125

Net loss	-	-	-	(1,675,612)	(1,675,612)

Balance, September 30, 2025	8,455,829	$846	$7,041,859	$(7,923,783)	$(881,078)

[1]	The number of shares and per share value of the Company’s common stock have been retroactively recast to reflect the exchange ratio pursuant to the Merger.
[2]	Includes gross proceeds of $6,161,505, less issuance costs of $1,460,361.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIN BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(3,308,749)	$(3,799,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	-	53,722
Change in fair value of derivative liabilities	-	6,312
Gain on extinguishment of debt	-	(326,345)
Stock-based compensation	723,561	320,125
Shares issued in exchange for services	250,000	250,000
Changes in operating assets and liabilities:
Prepaid expenses	(230,838)	(388,931)
Accounts payable - trade	161,293	322,896
Accrued expenses	393,720	(527,434)
Accrued interest	-	14,190
Net Cash Used In Operating Activities	(2,011,013)	(4,075,016)
Cash Flows From Financing Activities:
Repayment of financing liability	(184,497)	-
Repayment of notes payable - related party	-	(275,000)
Proceeds from issuance of common stock pursuant to warrant exercises	1,470,415	-
Proceeds from issuance of common stock in private placement	912,000	-
Proceeds from issuance of common stock and warrants in private placement	-	6,161,505
Payment of issuance costs related to private placement	(215,746)	(1,266,485)
Net Cash Provided By Financing Activities	1,982,172	4,620,020

Net (Decrease) Increase In Cash and Cash Equivalents	(28,841)	545,004

Cash and Cash Equivalents - Beginning of Period	459,174	34,085
Cash and Cash Equivalents - End of Period	$430,333	$579,089

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$9,605	$9,584
Income taxes	$-	$-

Non-cash investing and financing activities:
Recapitalization of Unite Acquisition 1 Corp. accumulated deficit at time of the exchange	$-	$(279,746)
Common stock cancelled at the time of the exchange	$-	$175
Convertible notes and accrued interest converted into common stock	$-	$1,653,811
Forgiveness of accrued consulting fees by related parties	$-	$345,900
Equity issuance costs included within accounts payable	$15,543	$-
Financing of Director and Officer insurance policy	$266,484	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 1, 2026 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”).

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

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had cash and cash equivalents of $430,333 and an accumulated deficit of $12,600,550. The Company intends to continue significant preclinical development activities that began in 2023 and has recently initiated a Phase 1 clinical trial which, together with expenses incurred for general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend on, among other things, successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Management has evaluated the Company’s operating plan against its existing cash and determined that substantial doubt exists about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company’s ability to execute its operating plan depends on the Company’s ability to obtain additional funding through equity offerings and debt financings. The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the business, operating results and financial condition and its ability to achieve its intended business objectives. Any of these actions could materially harm the business, results of operations and future prospects.

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

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, deferred expenses and accrued liabilities that are measured based on progress toward completion of research and development projects, and the grant date fair value of stock options granted to employees, consultants and directors, and the resulting stock-based compensation expense, calculated using the Black-Scholes option-pricing model.

Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these condensed consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single segment, which seeks to develop and commercialize products by utilizing novel technology that enhances the delivery of drugs and other compounds to the brain and other tissues for a variety of indications. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM, who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The Company has not yet generated any revenue from product sales.

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

Fair Value of Financial Instruments

The carrying values of cash, prepaid expenses, accounts payable, related party accrued expenses, other accrued expenses and the financing liability approximate fair value.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same as basic net loss per share due to the fact that when a net loss exists, all potentially dilutive securities are anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, the Company’s anti-dilutive securities included warrants to purchase an aggregate of 1,213,968 and 2,583,169 shares of common stock, respectively. In addition, the Company had 1,532,929 stock options outstanding for the purchase of the Company’s common stock, which were anti-dilutive for the three and nine months ended September 30, 2026 and 1,428,006 stock options which were anti-dilutive for the three and nine months ended September 30, 2025.

Stock-Based Compensation

The Company has a stock-based compensation plan, which is described in detail in Note 9 and Note 11, and records all stock-based payments, including grants of employee share options, at their fair values. The Company accounts for stock-based compensation instruments in accordance with the guidance promulgated under ASC 718, Compensation – Stock Compensation. The fair value of share options granted to employees and non-employees is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which equals the vesting period, using the straight-line method or, in the case of performance-based awards, based upon the terms of the performance conditions. Forfeitures, if any, are recorded as they occur. Any consideration paid by employees upon exercising share options is credited to common stock in the amount of the par value, with the remainder credited to additional paid-in capital. The Black-Scholes option pricing model used by the Company to calculate option values was developed to estimate fair value.

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

Conversion of Exchange Notes and 2024 Notes

At the Initial Closing of the Offering, $1,500,000 aggregate principal amount of Private Adaptin’s exchange notes, which were issued by Private Adaptin in December 2024 to the holders of 10% secured promissory notes issued to investors in 2023 (the “Exchange Notes”), and Private Adaptin’s 10% secured subordinated convertible promissory notes issued to investors in 2024 (the “2024 Notes”), plus accrued interest thereon, automatically converted into shares of the Company’s common stock at a conversion price of $3.30 per share, or 501,140 shares of common stock (the “Note Conversion Shares”), and the holders of the Exchange Notes were issued, pursuant to existing agreements, warrants to purchase up to 132,570 shares of the Company’s common stock (the “Exchange Warrants”) at an exercise price of either $3.30 or $4.40 per share and with a term of five years. These transactions were accounted for as debt extinguishments and, as a result, the Company derecognized the net carrying value of the debt of $2,007,510 (which included principal of $1,500,000, accrued interest of $153,811, debt discount and debt issuance costs of $197,570 and derivative liabilities of $551,269) and recorded the reacquisition price of $1,681,165 (which included common stock and equity-classified warrants with a fair value of $1,433,259 and $247,906, respectively), such that the Company recognized a gain on extinguishment of $326,345.

5. COMMON STOCK

See Note 4 for details associated with the issuance of the Company’s common stock and warrants, as well as details associated with the reverse recapitalization in connection with the Merger.

Follow-on Offering

The Company initiated a private placement offering (the “Follow-on Offering”) on October 29, 2025 that was scheduled to continue until the later of (i) June 30, 2026, as previously extended by the Company and the placement agent; (ii) the date on which the maximum offering amount of approximately $4.0 million (the “Maximum Offering”) was sold by the Company; or (iii) on a date mutually agreed upon in writing by the Company and the placement agent (the “Offering Period”).

On February 12, 2026, the Company completed a second closing under its Follow-on Offering (the “February 2026 Closing”) and issued 59,400 shares of common stock at $5.00 per share for aggregate proceeds of $297,000.

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

On June 9, 2026, the Company completed a fourth and final closing under its Follow-on Offering (the “June 2026 Closing”) and issued 52,000 shares of common stock at $5.00 per share for aggregate proceeds of $260,000.

The June 2026 Closing triggered the anti-dilution provision for the B Warrants and accordingly, the number of B Warrants increased by 643 Warrants to a total of 705,193 and the exercise price decreased to $6.553 per share from $6.559 per share.

During the nine months ended September 30, 2026, the Company recorded aggregate net proceeds from the Follow-on Offering of $680,711, net of costs of the transactions of $231,289 that had been incurred as of that date.

Upon completion of the Follow-on Offering in June 2026, the Company issued warrants for the purchase of an aggregate of 38,240 shares of the Company’s common stock to its placement agent in conjunction with the transaction (see Note 9).

A Warrant Expiration Date

On March 31, 2026, the anniversary of the final closing of the Offering, the Company had not yet been approved for its ticker symbol allowing it to register and trade on the OTC market. As such, in accordance with the terms of the A Warrant (see Note 4), the expiration date of these Warrants was extended by six months from March 31, 2026 until September 30, 2026. In April 2026, the Company was admitted to the OTCQB market and obtained its ticker symbol, OTCQB: APTN. On September 30, 2026, the remaining 1,039,091 unexercised A Warrants expired.

Common Stock Issuance

On May 15, 2026, in connection with the renewal of a vendor contract, the Company issued 50,000 shares of its common stock with an aggregate grant date fair value of $250,000. Similarly, on April 2, 2025, in connection with the execution of the contract, the Company issued 54,348 shares of its common stock with an aggregate grant date fair value of $250,000. In each instance, the shares are fully vested and nonforfeitable as of the grant date under the terms of the contract and the vendor does not have any further obligation to deliver goods or provide services in the future to retain the shares. Accordingly, the Company expensed the full value of the shares issued in 2026 and 2025 within general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025. The Company recorded each issuance as an increase to common stock and additional paid-in capital, as reflected in the condensed consolidated statements of changes in stockholders’ (deficit) equity for the nine months ended September 30, 2026 and 2025.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets comprise the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Prepaid insurance	$216,020	$132,507
Deferred research and development expenses	426,287	9,060
Professional services retainers	3,000	13,418
Prepaid - other	12,000	5,000
	$657,307	$159,985

7. ACCRUED EXPENSES

Accrued expenses comprise the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Accrued research and development	$220,240	$424,595
Accrued professional fees	15,460	-
Accrued consulting fees	4,435	51,995
Accrued compensation – related party	621,525	54,325
Accrued directors’ fees – related party	105,000	26,250
Accrued royalties	-	25,000
Accrued legal fees	23,000	13,500
Accrued franchise taxes	525	800
	$990,185	$596,465

8. FINANCING LIABILITY

In January 2026, the Company, in order to renew its Directors’ and Officers’ Insurance for 2026 with an annual premium of $333,105, paid a 20% downpayment of $66,621 and entered into an insurance premium financing agreement for the remaining $266,484, with a term of 10 months and an annual interest rate of 8.75%. The Company is required to make monthly principal and interest payments of $27,729 over the term of the agreement, which matures in December 2026. As of September 30, 2026, related prepaid insurance of $123,064 is included in prepaid expenses and the remaining financing liability of $81,987 is reflected as financing liability on the accompanying condensed consolidated balance sheet. The Company paid $2,966 and $9,605 of interest expense related to this financing liability for the three and nine months ended September 30, 2026, respectively.

9. STOCKHOLDERS’ DEFICIT

See Note 4 - Reverse Recapitalization for details associated with the issuance of common stock and warrants issued in conjunction with the Merger, as well as details associated with the reverse recapitalization in connection with the Merger.

2025 Equity Incentive Plan

The number of shares reserved for issuance under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) will increase, subject to approval from the Board of Directors, on January 1 of each of 2026 through 2035 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of the Company’s common stock as of December 31 (calculated on a fully diluted and as-converted basis), or a number as may be determined by the Board of Directors. As of September 30, 2026, the Board of Directors had not taken any action to increase the number of shares reserved under the plan.

As of September 30, 2026, up to 1,938,468 shares of common stock are reserved under the 2025 Plan and options have been approved and issued for the purchase of 1,532,929 shares of common stock (see Note 11).

Warrants

See Note 3 and Note 4 for details associated with the issuance of warrants in conjunction with the Merger, including their term and how they are accounted for.

The Company estimated the fair value of the warrants granted during the three and nine months ended September 30, 2026 and 2025 using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Risk-free interest rate	N/A	N/A	3.58%-4.26%	4.25%-4.37%
Expected term (years)	N/A	N/A	3.68-5.00	1.50-7.00
Expected volatility	N/A	N/A	80.5%-84.2%	86.0%-98.0%
Expected dividends	N/A	N/A	0%	0%

Warrant Exercises

During the three and nine months ended September 30, 2026, warrant holders elected to exercise certain of their warrants. During the three and nine months ended September 30, 2026, the Company received funds of $863,287 and $1,589,514, respectively, and issued 196,201 and 361,251 shares of common stock, respectively, related to the exercise of certain A Warrants. In addition, the Company received funds of $39,999 and issued 12,121 shares of common stock related to the exercise of certain Exchange Warrants during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company had recorded aggregate proceeds from all warrant exercises of $1,470,415, net of expenses of the transactions of $159,098 that had been incurred as of that date.

The following table presents information related to warrants as of September 30, 2026:

Class of Warrants	Quantity	Exercise Price	Expiration Date
Investor B	544,283	$6.55	2/11/2030
Placement Agent	270,204	$4.40	2/11/2032
Investor B	160,910	$6.55	3/31/2030
Placement Agent	79,882	$4.40	3/30/2032
Original Exchange	56,815	$4.40	2/11/2030
Exchange	63,634	$3.30	2/11/2030
Placement Agent	38,240	$5.00	6/9/2031
Total	1,213,968

In conjunction with the closings of the Follow-on Offering (see Note 5), the Company issued 18,240 placement agent warrants for the February, March and June 2026 closings in addition to the 20,000 placement agent warrants issued related to the December 2025 closing. The placement agent warrants have an exercise price of $5.00 per share, expire in five (5) years from the date of issuance and are equity classified. The placement agent warrants issued during the nine months ended September 30, 2026 had a fair value of approximately $62,075. There were no warrants issued in the three months ended September 30, 2026.

The closings of the Follow-on Offering also triggered the anti-dilution provision for the B Warrants (see Note 5) and accordingly, as of September 30, 2026, the number of B Warrants increased to an aggregate total of 705,193 with an exercise price of $6.553 per share.

As of September 30, 2026, there were outstanding warrants to purchase an aggregate of 1,213,968 shares of common stock at a weighted average exercise price of $5.61 per share. The warrants had a weighted average remaining contractual term of 4.01 years as of September 30, 2026.

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

2025 Grant

In September 2025, the Company approved options to a third-party consultant to purchase an aggregate of 219,693 shares of the Company’s common stock, with an exercise price of $4.40 per share and an aggregate grant date fair value of $336,500 (the “2025 Consultant Grant”). On April 6, 2026, the Company and the consultant executed an amendment to the notice of stock option grant dated September 8, 2025, which removed both performance-based vesting conditions and replaced them with a single service-based condition. Under the amended terms, 109,846 options now vest in equal monthly installments over 48 months beginning on the last day of April 2026, subject to the Consultant’s continued service. The amendment also established a grant date for 54,923 of these options, which had not previously been considered granted because the related milestone date had passed without being met as of the date of the original award. These options are now presented as granted in the stock option activity table below. The modification date was April 6, 2026 and the compensation cost for the change to the fair value of the modified award was $401,712, which is being recognized on a straight-line basis over the vesting period. No compensation cost had previously been recognized for these options. Terms related to the other 109,847 options were not modified and therefore those options continue to be accounted for according to the original terms.

A summary of stock option activity during the nine months ended September 30, 2026, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2026	1,428,006	$4.40
Granted	104,923	4.69
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding as of September 30, 2026	1,532,929	$4.42	9.0	$889,758

Exercisable as of September 30, 2026	547,952	$4.45	9.0	$298,771

The Company estimated the fair value of the stock options granted using the Black-Scholes valuation model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Risk-free interest rate	N/A	3.62%-3.67%	3.94%-4.05%	3.62%-3.67%
Expected term (years)	N/A	5.50-6.00	5.00-5.73	5.50-6.00
Expected volatility	N/A	95%-97%	82%	95%-97%
Expected dividends	N/A	0%	0%	0%

The Company recognized stock-based compensation expense related to stock options of $184,359 for the three months ended September 30, 2026, of which $46,892 was included within research and development expense and $137,467 was included within general and administrative expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to stock options of $723,561 for the nine months ended September 30, 2026, of which $141,960 was included within research and development expense and $581,601, including $169,200 for the 2026 Consultant Grant, was included within general and administrative expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to stock options of $320,125 for the three and nine months ended September 30, 2025, of which $78,032 was included within research and development expense and $242,093 was included within general and administrative expense on the condensed consolidated statement of operations.

As of September 30, 2026, there was $2,199,274 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.94 years. The options granted during the nine months ended September 30, 2026 have a weighted average grant date fair value per share of $3.53. No options were granted during the three months ended September 30, 2026.

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

As a component of the Duke License, the Company agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. As of September 30, 2026, the Company has not met any milestones as defined in the agreement and, accordingly, has recorded no expense or liability related to such payments. The Company also agreed to pay royalties equal to low- to mid- single digit percentages of annual net sales on a country-by-country and product-by-product basis, with minimum annual royalty levels established beginning in 2025. Based on the minimum annual royalty levels established in the Duke License, the Company recorded a liability of $25,000 for minimum royalties due under the agreement as of December 31, 2025. Additional minimum annual royalty fees will also apply to the year ending December 31, 2026 and subsequent years under the terms of the Duke License.

Executive Compensation

On February 5, 2025, each of the Company’s Executives agreed to forever waive and discharge any obligation on the part of the Company to pay the consulting fees incurred and unpaid prior to consummation of the Merger. In the aggregate, the amount of consulting fees that were unpaid and waived totaled $345,900. As such, as of September 30, 2026 and December 31, 2025, the Company had no amounts included in accounts payable related to the consulting fee liability. Given that the liability was forgiven by members of management of the Company who were deemed to be related parties, the transaction was accounted for as a contribution of capital and, as a result, the Company recognized additional paid-in capital of $345,900 during the nine months ended September 30, 2025 in connection with the debt forgiveness.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no events requiring recognition or disclosure.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our Registration Statement on Form S-1 (No. 333-298622), which the SEC declared effective on September 9, 2026.

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

The following discussion and analysis for the three and nine months ended September 30, 2026 and 2025 is exclusively attributable to the operations of the Company, including the operations that occurred after the Merger. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

We have worked closely with the researchers at Duke University to translate preclinical proof of concept data of our proprietary platform technology, the BRiTE Platform, into human clinical trials. BRiTE is a translatable method to specifically target malignant glioma using a tumor-specific, fully human bispecific antibody that redirects patients’ own T cells to recognize and destroy tumor cells. Our first application of BRiTE is APTN-101, a proprietary EGFRvIII x CD3 bispecific T cell engager, that is able to eliminate malignant glioma tumors in a variety of aggressive preclinical orthotopic tumor models. We designed APTN-101 to specifically redirect T cells against tumors expressing a well-characterized, mutated form of EGFR on a number of tumor types, including glioblastoma, breast and lung cancer. APTN-101 was accepted under an investigator-led IND for the first-in-human studies in brain cancer and has opened enrollment for a Phase 1 trial at Duke University.

Operations Overview

Since inception, we have incurred significant operating losses. For the three and nine months ended September 30, 2026, we recorded a net loss of $957,341 and $3,308,749, respectively. As of September 30, 2026, we had an accumulated deficit of $12,600,550. We expect to continue to incur significant losses for the foreseeable future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development activities required for applying for and obtaining regulatory approval for our product candidates and, subsequently, preparing for potential commercialization of our product candidates. As of September 30, 2026 and December 31, 2025, we had $430,333 and $459,174 in cash and cash equivalents, respectively.

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

The Macroeconomic Climate

The recent economic trends and political changes, including the rapidly changing tariff structure and geopolitical conflicts, may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors remain variable, which may impact our overhead costs and adversely affect our operating results. Interest rates have recently been trending up and remain high and they present a challenge impacting the United States and global economies. Recent volatility in the major stock indices could also present challenges in accessing additional capital. Such factors could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future on our operating costs, including our labor, due to supply chain constraints, consequences associated with pandemics or public health situations, the Russia-Ukraine war, and other U.S. geopolitical issues, such as recent U.S. military actions in Venezuela and Iran and the ongoing implementation of new tariff structures and subsequent changes thereto, affecting other territories and employee availability and wage increases, all of which may result in additional stress on our working capital resources.

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

Results of Operations

Three Months Ended September 30, 2026 Compared With Three Months Ended September 30, 2025

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change

Operating Expenses:
Research and development	$115,956	$778,664	$(662,708)	-85%
General and administrative	838,419	896,948	(58,529)	-7%
Total Operating Expenses	954,375	1,675,612	(721,237)	-43%
Loss from Operations	(954,375)	(1,675,612)	721,237	-43%

Other Expense (Income):
Interest expense	2,966	-	2,966	100%
Total Other Expense (Income), net	2,966	-	2,966	100%

Loss before provision for income taxes	(957,341)	(1,675,612)	718,271	-43%

Provision for income taxes	-	-	-	0%

Net loss	$(957,341)	$(1,675,612)	$718,271	-43%

Research and Development Expenses

Research and development expenses decreased by $662,708, or 85%, for the three months ended September 30, 2026, when compared to the corresponding period in 2025. During 2026, our preclinical activities were significantly winding down for work on APTN-101 as we moved into our Phase 1 clinical program. Costs related to our assay development program decreased by approximately $100,000 and costs related to our sponsored research agreements with Duke University resulted in a decrease of approximately $373,000. Additionally, costs related to our clinical trial packaging costs decreased by approximately $163,000. Costs related to compensation and related costs for research and development personnel decreased by approximately $5,000, primarily related to stock based compensation expense. Offsetting these decreases was an increase in costs related to initial activity in our Phase 1 clinical program of approximately $17,000. Costs incurred during the three months ended September 30, 2025, consisted primarily of costs for the ongoing assay development, stability testing and compensation for research and development personnel, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses decreased by $58,529, or 7%, for the three months ended September 30, 2026, when compared to the corresponding period in 2025. The decrease was primarily attributable to a decrease in stock-based compensation costs of approximately $105,000 offset by increases in legal, accounting and professional services expenses of approximately $57,000 along with small changes in other expense categories. Costs incurred during the three months ended September 30, 2025 consisted of compensation related costs, including stock-based compensation, accounting and legal fees and insurance.

Interest Expense

Interest expense increased by $2,966 for the three months ended September 30, 2026, when compared to the corresponding period in 2025. The increase in interest expense was related to the financing arrangement for the Company’s D&O insurance that was executed in January 2026.

Nine Months Ended September 30, 2026 Compared With Nine Months Ended September 30, 2025

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change

Operating Expenses:
Research and development	$419,700	$1,181,131	$(761,431)	-64%
General and administrative	2,879,444	2,865,794	13,650	0%
Total Operating Expenses	3,299,144	4,046,925	(747,781)	-18%
Loss from Operations	(3,299,144)	(4,046,925)	747,781	-18%

Other Expense (Income):
Interest expense	9,605	72,659	(63,054)	-87%
Loss on change in fair value of derivative liabilities	-	6,312	(6,312)	-100%
Gain on extinguishment of debt	-	(326,345)	326,345	-100%
Total Other Expense (Income), net	9,605	(247,374)	256,979	-104%

Loss before provision for income taxes	(3,308,749)	(3,799,551)	490,802	-13%

Provision for income taxes	-	-	-	0%

Net loss	$(3,308,749)	$(3,799,551)	$490,802	-13%

Research and Development Expenses

Research and development expenses decreased by $761,431, or 64%, for the nine months ended September 30, 2026, when compared to the corresponding period in 2025. During 2026, costs related to our pre-clinical programs began to wind down as we worked with Duke University researchers to establish the criteria for our Phase 1 clinical program for the treatment of GBM. As such, pre-clinical costs decreased by approximately $957,000 related to our toxicology study that was completed in 2025, our assay development study that remains ongoing, sponsored research agreements with Duke University and clinical trial packaging costs. Offsetting these decreases were increases in costs related to our clinical program for the study of GBM of approximately $17,000, consulting fees of $35,000 and compensation and related costs for research and development personnel of $137,000, including stock-based compensation expense. Costs incurred during the nine months ended September 30, 2025, consisted primarily of costs for the ongoing assay development, costs for our tox study, stability testing and the compensation for research and development personnel.

General and Administrative Expenses

General and administrative expenses increased by $13,650, or 0%, for the nine months ended September 30, 2026, when compared to the corresponding period in 2025. The increase was primarily attributable to an increase in compensation and related costs of approximately $467,000, including stock-based compensation expense of approximately $339,000, and an increase in investor relations costs of approximately $78,000, partially offset by decreases in legal, accounting and professional services expenses of approximately $512,000, a decrease in stock exchange fees of $14,000 and a decrease in travel and office expenses of $19,000. Costs incurred during the nine months ended September 30, 2025 consisted primarily of compensation related costs, including stock-based compensation, accounting and legal fees and insurance.

Interest Expense

Interest expense decreased by $63,054, or 87%, for the nine months ended September 30, 2026, when compared to the corresponding period in 2025. The decrease in interest expense was related to the conversion of all outstanding debt into equity of the Company in conjunction with the Merger in 2025 offset by $9,605 of interest expense related to our insurance financing arrangement that was executed in January 2026.

Other Income and Expense

At the date of the Merger in 2025, the carrying value of the derivative liability related to our convertible debt totaled $551,269, after giving effect to the change in fair value of $6,312 for the nine months ended September 30, 2025. At the Initial Closing of the Offering, the $1,500,000 aggregate principal amount of Exchange Notes and 2024 Notes, plus accrued interest thereon, automatically converted into shares of our common stock. As a result of the conversion, we recorded a gain on debt extinguishment of $326,345. As of September 30, 2026, we had no convertible debt.

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

The Follow-on Offering

On October 29, 2025, the Company initiated a private placement offering (the “Follow-on Offering”). In December 2025, in the initial closing of the Follow-on Offering, we issued 200,000 shares of our common stock at an aggregate purchase price of $1,000,000, or $5.00 per share in the Follow-on Offering. As of the date of the initial closing of the Follow-on Offering, we recorded proceeds of $582,961, net of costs of the transaction of $417,039 that had been incurred as of that date.

On February 12, 2026, we completed a second closing under the Follow-on Offering (the “February 2026 Closing”) and issued 59,400 shares of common stock at $5.00 per share for aggregate proceeds of $297,000.

On March 12, 2026, we completed a third closing under our Follow-on Offering (the “March 2026 Closing”) and issued 71,000 shares of common stock at $5.00 per share for aggregate proceeds of $355,000.

On June 9, 2026, we completed a fourth and final closing under our Follow-on Offering (the “June 2026 Closing”) and issued 52,000 shares of common stock at $5.00 per share for aggregate proceeds of $260,000. The Follow-on Offering concluded on June 30, 2026.

During the nine months ended September 30, 2026, we had recorded aggregate net proceeds from the Follow-on Offering of $680,711, net of costs of the transactions of $231,289 that had been incurred as of that date.

The closings of the Follow-on Offering discussed above each triggered the anti-dilution provision of the B Warrants and, accordingly, the aggregate number of B Warrants increased to a total of 705,193 with an exercise price of $6.553 per share. In addition, we have reserved for issuance warrants to our placement agent in conjunction with the Follow-on Offering equal to 10% of the common stock underlying all securities sold in the Follow-on Offering. In conjunction with the closings that have occurred to date, we have issued an aggregate of 38,240 placement agent warrants that are exercisable for five (5) years and have an exercise price of $5.00 per share of common stock.

Warrant Exercises

Additionally, during the nine months ended September 30, 2026, warrant holders elected to exercise certain of their warrants. During the nine months ended September 30, 2026, we received funds of $1,589,514 and issued 361,251 shares of common stock related to the exercise of certain A Warrants. We also received funds of $39,999 and issued 12,121 shares of common stock related to the exercise of certain Exchange Warrants. As of September 30, 2026, we had recorded proceeds from warrant exercises of $1,470,415, net of expenses of the transactions of $159,098 that had been incurred as of that date.

Liquidity

As of September 30, 2026, we had cash and cash equivalents, working capital deficit and accumulated deficit of $430,333, $1,673,458 and $12,600,550, respectively.

Based on our current operating plan, we anticipate that our existing cash balance will not be sufficient to fund our operating activities for the next twelve months and, as such, substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of issuance of these condensed consolidated financial statements. Accrued compensation rose to $621,525 at September 30, 2026, an increase of $567,200 when compared to the balance at December 31, 2025. In addition, as of September 30, 2026, we had accrued director fees of $105,000 and accounts payable of $1,688,926 with cash of $430,333. We have been conserving cash in 2026 by deferring cash compensation and stretching vendor payments while also focusing on the costs of our Phase 1 clinical program for APTN-101, which resulted in deferred research and development expenses of $426,287 at September 30, 2026. We plan to continue to fund our losses from operations through cash on hand, as well as through future equity offerings and debt financings, or other third-party funding. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Cash Flows

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For The Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change
Net Cash (Used In) Provided By:
Operating Activities	(2,011,013)	(4,075,016)	2,064,003	-51%
Financing Activities	1,982,172	4,620,020	(2,637,848)	-57%

Net (Decrease) Increase In Cash and Cash Equivalents	(28,841)	545,004	(573,845)	-105%

Net Cash Used in Operating Activities

For the nine months ended September 30, 2026 and 2025, we used cash of $2,011,013 and $4,075,016, respectively, to fund operating activities. Our cash use for the nine months ended September 30, 2026 was primarily attributable to our net loss of $3,308,749, adjusted for net non-cash expenses of $973,561, plus $324,175 of net cash provided by changes in the levels of operating assets and liabilities. The changes in the levels of operating assets and liabilities are primarily driven by increases totaling approximately $646,000 in accrued compensation and accrued expenses for related parties as we continue to defer the payment of officer compensation and director fees, along with an increase of approximately $177,000 in accounts payable offset by a decrease of approximately $204,000 in accrued research and development expenses and an increase of approximately $417,000 in deferred research and development expenses. Our cash use for the nine months ended September 30, 2025 was primarily attributable to our net loss of $3,799,551, along with net non-cash expenses in the aggregate amount of $303,814 including the gain on debt extinguishment recognized during the period, and $579,279 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2026, cash provided by financing activities was $1,982,172, of which, $912,000 was provided by offering proceeds related to the sale of common stock in the Follow-on Offering and $1,470,415 by net proceeds from the exercise of warrants, offset by $215,746 of payments made for equity issuance costs. In addition, we paid $184,497 for the repayment of our D&O financing arrangement. During the nine months ended September 30, 2025, cash provided by financing activities was $4,620,020, of which, $6,161,505 was provided by offering proceeds related to the sale of common stock in the Offering, offset by $1,266,485 of payments of equity issuance costs and $275,000 of repayment of notes payable to a related party.

Funding Requirements

We use our cash primarily to fund research and development expenditures. We expect our research and development expenses to increase as we continue the development of APTN-101, including costs related to our Phase 1 clinical trial that opened enrollment in September 2026. We expect to incur an increase in general and administrative expenses in 2026 and in 2027, primarily related to supporting our increasing research and development activities and continuing as a publicly held company with the resulting professional fees, personnel and regulatory compliance related costs. We expect to incur increasing operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidate. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize APTN-101 or any future product candidates, if at all. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

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

Contractual Obligations and Commitments

Duke License

In January 2023, we entered into the Duke License for an exclusive, world-wide, sub-licensable license to precision medicine technology. As a component of the Duke License, we agreed to make payments based on clinical and commercial milestones and continuing royalty payments on any sales made after approval by regulatory authorities. These milestones include initiation of Phase II or Phase III clinical trials, submission of applications for market approval in multiple jurisdictions including the United States, European Union and Japan and the initiation of post-approval commercial sales in the same jurisdictions. Based on an assumption that all milestones related to the current development program are met during the course of the Duke License, these milestone payments would total approximately $11.7 million. As of September 30, 2026, we had not met any milestones as defined in the agreement and, accordingly, have recorded no expense or liability related to such payments.

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

Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, deferred expenses and accrued liabilities that are measured based on progress toward completion of research and development projects, and the grant date fair value of stock options granted to employees, consultants and directors, and the resulting stock-based compensation expense, calculated using the Black-Scholes option-pricing model.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2025 and continued to exist as of September 30, 2026: errors in accounting for non-routine transactions; errors in accounting for prepaid and accrued research and development costs; and errors in the accounting for tax provisions. The material weaknesses identified were a result of insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

Management’s Plan to Remediate the Material Weaknesses

Management continues to address the remediation of the material weaknesses described above through hiring additional qualified accounting and financial reporting consultants and/or personnel, and designing and implementing financial reporting systems, processes, policies and internal control. We also will continue to monitor our internal control over financial reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary to our disclosure controls and procedures and internal controls as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls or internal controls will be remediated until such time as we have added sufficient additional resources, including additional accounting and administrative staff and/or consultants, and the enhancements described above have operated for a sufficient time to allow for proper evaluation of their effectiveness.

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company has added and is seeking additional qualified accounting and financial reporting personnel, in addition to designing and implementing financial reporting systems, processes, policies and internal control, subject to resource limitations. Such efforts are incomplete as of September 30, 2026.

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15(d) under the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2026	ADAPTIN BIO, INC.

	By:	/s/ Timothy L. Maness
Timothy L. Maness
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

